Form 10-Q
period 2025-06-30
Firefly Aerospace Inc.
filed 2025-09-22
CIK 1860160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-42789

Firefly Aerospace Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5194980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1320 Arrow Point Drive #109 Cedar Park, TX	78613 (Zip Code)
(Address of principal executive offices)

512 893-5570

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FLY	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 19, 2025, the registrant had 146,539,263 shares of common stock, $0.0001 par value, outstanding.

FIREFLY AEROSPACE INC.

QUARTERLY REPORT ON FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Firefly Aerospace Inc. (the “Company”) contains forward-looking statements. Many statements included in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•
our failure to manage our growth effectively and our ability to achieve and maintain profitability;
•
the potential for delayed or failed launches, and any failure of our launch vehicles and spacecraft to operate as intended;
•
our inability to manufacture our launch vehicles, landers, or orbital vehicles at a quantity and quality that our customers demand;
•
the hazards and operational risks that our products and service offerings are exposed to, including the wide and unique range of risks due to the unpredictability of space;
•
the market for commercial launch services for small- and medium-sized payloads not achieving the growth potential we expect;
•
our dependence on contracts entered into in the ordinary course of business and our dependence on major customers and vendors;
•
we may not be successful in developing new technology;
•
uncertain global macro-economic and political conditions, including the implementation of tariffs;
•
disruptions in U.S. government operations and funding and budgetary priorities of the U.S. government;
•
the failure of our information technology systems, physical or electronic security protections;
•
the inability to operate Alpha at our anticipated launch rate (including due to potential regulatory delays) or finalize the development and delivery of Eclipse;
•
the scarcity or unavailability of critical components or raw materials used to manufacture our products or used in our development programs;
•
the fluctuation of our operating results;
•
adverse publicity stemming from any incident involving us, our competitors, or our customers;
•
the failure to adequately protect our proprietary intellectual property rights;
•
shortfalls in available external research & development funding;
•
our inability to comply with our contractual obligations;
•
our failure to establish and maintain important relationships with government agencies and prime contractors;
•
risks relating to the laws, security requirements, regulations and policies applicable to government contracting;
•
the inability to realize our backlog;
•
the dependence on our facilities;

•
evolving government laws and regulations;
•
the Company’s ability to remediate the material weakness with respect to the Company’s internal control over financial reporting and disclosure controls and procedures;
•
the Company’s ability to implement and maintain effective internal control over financial reporting in the future;
•
our inability to generate sufficient cash to service all of our indebtedness; and
•
the other factors set forth under “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-288646), as amended, initially filed with the Securities and Exchange Commission on July 11, 2025.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Each of the terms the “Company,” “Firefly,” “we,” “our,” “us” and similar terms used herein refer collectively to Firefly Aerospace Inc, a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Firefly Aerospace Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

Item 1. Financial Statements

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$205,286	$123,431
Restricted cash, current	829	424
Accounts receivable, net	5,638	1,004
Advanced payments, current	13,626	52,404
Other current assets	8,730	3,454
Total current assets	234,109	180,717
Advanced payments, less current portion	41,770	41,770
Property and equipment, net	138,654	135,575
Restricted cash, less current portion	15,428	13,703
Right-of-use assets - operating leases	14,366	14,604
Right-of-use assets - finance leases	4,585	3,708
Goodwill	17,097	17,097
Other noncurrent assets	784	158
Total assets	$466,793	$407,332

Liabilities, temporary equity, and stockholders' deficit
Current liabilities
Accounts payable	$32,877	$37,633
Accounts payable - related parties	441	86
Accrued expenses	16,664	14,419
Operating lease liability, current	316	1,128
Finance lease liability, current	1,067	856
Deferred revenue, current	82,706	108,069
Notes payable, current	6,869	6,349
Other current liabilities	6,495	10,837
Total current liabilities	147,435	179,377
Operating lease liability, less current portion	15,215	16,466
Finance lease liability, less current portion	2,528	1,996
Deferred revenue, less current portion	75,824	45,904
Notes payable, less current portion	123,479	124,079
Notes payable, less current portion - related parties	18,079	17,524
Warrant liability	9,177	4,070
Other liabilities, less current portion	19,681	25,956
Total liabilities	$411,418	$415,372
Commitments and contingencies (See Note 10)
Temporary equity
Redeemable convertible preferred stock, $0.0001 par value; 65,408 and 51,033 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 52,543 and 41,588 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; $1,599,250 and $1,227,158 liquidation preference as of June 30, 2025 and December 31, 2024, respectively	973,371	759,582
Stockholders' deficit
Common stock, $0.0001 par value, 168,772 and 154,397 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 14,008 and 13,241 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital, net of issuance costs	—	—
Accumulated deficit	(917,998)	(767,623)
Total stockholders' deficit	(917,996)	(767,622)
Total liabilities, temporary equity, and stockholders' deficit	$466,793	$407,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$15,549	$21,071	$71,404	$29,388
Cost of sales	11,554	18,120	65,189	28,360
Gross profit	3,995	2,951	6,215	1,028
Operating expenses
Research and development	45,774	39,544	93,786	77,179
Selling, general, and administrative	12,571	12,288	25,323	21,868
Loss on disposal of fixed assets	—	19	—	22
Total operating expenses	58,345	51,851	119,109	99,069
Loss from operations	(54,350)	(48,900)	(112,894)	(98,041)
Other expense
Interest expense, net	(5,237)	(3,738)	(10,401)	(7,491)
Other expense, net	(4,191)	(815)	(576)	(692)
Total other expense, net	(9,428)	(4,553)	(10,977)	(8,183)
Loss before provision for income taxes	$(63,778)	$(53,453)	$(123,871)	$(106,224)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(63,778)	$(53,453)	$(123,871)	$(106,224)
Less: Accretion of dividends of Series C Preferred Stock	5,363	5,296	10,942	10,515
Less: Accretion of dividends of Series D-1 Preferred Stock	10,856	—	17,465	—
Less: Accretion of dividends of Series D-3 Preferred Stock	266	—	266	—
Net loss available to common stockholders	$(80,263)	$(58,749)	$(152,544)	$(116,739)

Net loss per common share
Basic and diluted	$(5.78)	$(4.60)	$(11.17)	$(9.24)
Weighted-average common shares outstanding
Basic and diluted	13,877	12,765	13,659	12,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(123,871)	$(106,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,916	3,037
Loss on sale of fixed assets	—	22
Stock-based compensation	1,191	834
Change in fair value of warrant liability	5,107	(31)
Non-cash interest expense	3,586	4,088
Non-cash inventory write-off	—	247
Changes in operating assets and liabilities:
Accounts receivable	(4,634)	(3,660)
Advanced payments	38,778	(16,261)
Other assets	(4,238)	6,303
Accounts payable	(3,344)	3,320
Accounts payable - related parties	355	701
Accrued expenses	2,245	119
Other liabilities	(11,190)	19,334
Right-of-use assets	986	1,744
Lease liabilities	(2,063)	(3,323)
Deferred revenue	4,557	8,935
Net cash used in operating activities	$(84,619)	$(80,815)

Cash flows from investing activities
Purchases of property and equipment	(11,837)	(21,834)
Net cash used in investing activities	$(11,837)	$(21,834)

Cash flows from financing activities
Proceeds from issuance of preferred stock	184,116	22,186
Principal payments on finance leases	(883)	(398)
Proceeds from notes payable	—	24,599
Payments on notes payable	(3,195)	(1,008)
Payments of debt issuance costs	(575)	(2,001)
Proceeds from repayment of employee note	383	123
Proceeds from exercise of stock options	595	315
Net cash provided by financing activities	$180,441	$43,816

Net increase (decrease) in cash and cash equivalents and restricted cash	$83,985	$(58,833)

Cash and cash equivalents and restricted cash
Balance, beginning of period	137,558	95,146
Balance, end of period	$221,543	$36,313

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$205,286	$21,865
Restricted cash, current	829	2,470
Restricted cash, non-current	15,428	11,978
Total cash and cash equivalents and restricted cash at the end of the period	$221,543	$36,313

Supplemental disclosures of cash flow information
Cash paid for interest	$11,101	$10,666

Non-cash investing and financing activities
Property and equipment additions in accounts payable	$1,413	$560
Capitalized interest (paid-in-kind)	$573	$—
Issuance of debt in exchange of software licenses	$664	$—
Right-of-use asset acquired in exchange for finance lease liabilities	$1,625	$339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible				Additional		Total
	Preferred Stock*		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Deficit
Balance as of December 31, 2024	41,588	$759,582	13,241	$1	$—	$(767,623)	$(767,622)
Issuance of common stock under equity plan	—	—	489	1	747	—	748
Stock-based compensation	—	—	15	—	431	—	431
Issuance of Series D-1 Preferred Stock	6,858	115,304	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	12,188	—	—	(1,178)	(11,010)	(12,188)
Net loss	—	—	—	—	—	(60,093)	(60,093)
Balance as of March 31, 2025	48,446	$887,074	13,745	$2	$—	$(838,726)	$(838,724)
Issuance of common stock under equity plan	—	—	263	—	231	—	231
Stock-based compensation	—	—	—	—	760	—	760
Issuance of Series D-1 Preferred Stock	3,546	59,812	—	—	—	—	—
Issuance of Series D-3 Preferred Stock	551	10,000	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	16,485	—	—	(991)	(15,494)	(16,485)
Net loss	—	—	—	—	—	(63,778)	(63,778)
Balance as of June 30, 2025	52,543	$973,371	14,008	$2	$—	$(917,998)	$(917,996)

Firefly Aerospace Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible				Additional		Total
	Preferred Stock*		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Deficit
Balance as of December 31, 2023	29,760	$535,864	12,410	$1	$—	$(504,486)	$(504,485)
Issuance of common stock under equity plan	—	—	179	—	224	—	224
Stock-based compensation	—	—	—	—	409	—	409
Issuance of Series C Preferred Stock	1,307	21,000	—	—	—	—	—
Issuance of Series M Preferred Stock	68	1,090	—	—		—	—
Accretion of redeemable convertible preferred stock	—	5,219	—	—	(633)	(4,586)	(5,219)
Net loss	—	—	—	—	—	(52,771)	(52,771)
Balance as of March 31, 2024	31,135	$563,173	12,589	$1	$—	$(561,843)	$(561,842)
Issuance of common stock under equity plan	—	—	284		214	—	214
Stock-based compensation	—	—	—	—	425	—	425
Issuance of Series C Preferred Stock	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock	6	96	—	—		—	—
Accretion of redeemable convertible preferred stock	—	5,296	—	—	(639)	(4,657)	(5,296)
Net loss	—	—	—	—	—	(53,453)	(53,453)
Balance as of June 30, 2024	31,141	$568,565	12,873	$1	$—	$(619,953)	$(619,952)

* Refer to Note 11 for details of the class of preferred shares and movement therein.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. The Company, Liquidity, and Basis of Presentation

Firefly Aerospace Inc., together with its wholly owned subsidiaries Firefly IP Holdings, LLC and Spaceflight, Inc. (collectively, “Firefly” or the “Company”), is based in Cedar Park, Texas. The Company was incorporated under the laws of the State of Delaware on January 27, 2017, and commenced operations on May 1, 2017.

On August 8, 2025, the Company completed an initial public offering (“IPO”) of shares of its common stock, par value $0.0001 per share (see Note 16. Subsequent Events). The Company’s common stock trades on the NASDAQ under the ticker “FLY”.

The Company is a market-leading space and defense technology company providing comprehensive mission solutions to national security, government and commercial customers with an established track record of mission success. The Company’s mission is to enable responsive and reliable launch, transit, and operations in space for its national security and commercial customers globally. The Company is a leading provider of fully integrated launch and space services technology, committed to enabling launch, transit and operations in space through responsive, reliable and affordable solutions – anywhere, anytime. The Company’s vertically integrated approach encompasses the design, manufacturing and operation of small to medium launch vehicles, landers, and spacecraft, allowing it to service the entire lifecycle of government and commercial missions from Low Earth Orbit to the Moon and to deep space. Its purpose-built family of products aligns with the ongoing paradigm shift in government missions and procurement processes, where speed, efficiency, and economics drive customer decision-making. Through its offerings across launch, lander and spacecraft, its vertically integrated product line, and its infrastructure, Firefly serves as a critical provider for commercial and government customers.

Since Firefly’s formation, it has established itself as a category leader across a diverse range of products and services that takes a comprehensive approach to providing a family of solutions to its customers’ space-based opportunities.

As an early-stage company with a limited commercial operating history, Firefly is subject to all the risks and expenses associated with a start-up company. The Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel, and support the expense of marketing new products based on innovative technology. The Company expects to transition to operating as a manufacturing company, capable of producing and selling products at scale, as of the date the technological feasibility of the Alpha rocket is confirmed. The Company defines technological feasibility as satisfying three specific conditions: (i) reaching product qualification, (ii) achieving production readiness, and (iii) having successfully deployed a customer’s payload into its specific orbit and final destination. The Company has successfully deployed customer payloads into their specific orbits or destinations as of June 30, 2025. The Company’s executive leadership comprised of at least the Chief Operating Officer and the Chief Technology Officer shall determine at what point the Company’s products have been fully qualified to reach technological feasibility and full-rate production. Until this determination is made, the Company has not recorded any inventory amounts, and all costs incurred are expensed.

Liquidity

The unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. From inception, the Company has incurred an accumulated deficit totaling $918.0 million and $767.6 million as of June 30, 2025 and December 31, 2024, respectively, and has incurred $84.6 million and $80.8 million in negative cash flows from operations during the six months ended June 30, 2025 and 2024, respectively.

In the three and six months ended June 30, 2025, the Company raised $70.0 million and $186.0 million, respectively, through its Series D-1 Preferred Stock funding. Firefly plans to manage expenses and obtain additional funds as needed through the issuance of additional equity and debt. Future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, and the timing and extent of spending on research and development activities. If the Company is unable to obtain adequate financing on satisfactory terms when required, the ability to grow or support the business and to respond to business challenges could be significantly limited.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “Commission”) for interim financial information. Certain information and disclosures normally included in our audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

statements theretofore the year ended December 31, 2024, included in the Registration Statement on Form S-1 (File No. 333-288646), as amended, initially filed with the Commission in connection with our IPO on July 11, 2025. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair statement of the unaudited condensed consolidated balance sheets, statements of net loss and comprehensive loss, statements of cash flows, and statements of convertible preferred stock and stockholders’ equity (deficit) for these interim periods. The results for the interim period are not necessarily indicative of the results that may be expected for a full year. All intercompany balances and transactions have been eliminated.

Common Stock Reverse Split

In connection with the IPO, the Company effected a 1-for-3.2544 reverse stock split of its common stock and a proportionate decrease in the number of its authorized shares. All share and per share information, including share-based compensation, throughout the accompanying unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Concentration of Credit Risk

Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. The Company’s revenue related to its major customers during the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Customer 1	59.2%	51.0%	83.8%	51.0%
Customer 2	39.8%	13.3%	15.8%	14.0%
Customer 3	0.0%	32.4%	0.0%	23.2%

Recently Issued Accounting Standards

ASU 2023-06

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain disclosure requirements from the Commission into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics, allow investors to more easily compare entities subject to the Commission’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the Commission’s regulations. The effective date for each amendment will be the date on which the Commission’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company does not expect ASU 2023-06 will have a material impact on its consolidated financial statements.

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2025 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

3. Revenue

The following table presents revenue disaggregated by type for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Launch revenue	$6,349	$2,979	$11,519	$4,281
Spacecraft Solutions revenue	9,200	18,092	59,885	25,107
Total revenue	$15,549	$21,071	$71,404	$29,388

Launch Revenue

The Company has contracts with commercial and government entities to provide launch and integration services for payloads requiring transportation into orbit via launch vehicles. These contracts may include milestone payments and deposits. The Company considers the performance obligation under these contracts to be the initiation of the launch and recognizes revenue at that point in time. When the contract contains multiple performance obligations, stand-alone selling prices are established for each performance obligation in the contract based on cost plus margin or market prices for similar goods and services.

The Company also enters into contracts with its customers to provide engineering services and related components, and to develop and provide licenses for intellectual property. In these cases, the Company’s performance obligation is satisfied over time since the tasks are performed according to the customer’s specifications, which creates an asset with no alternative use to the Company, for which the Company has an enforceable right to payment for performance completed to date. The measure of progress over time is based upon an input method using a cost-to-cost measure which best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total cost at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead. If estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is incurred. Engineering services billed hourly are recognized over time.

Spacecraft Solutions Revenue

The Company contracts with commercial and government entities to provide end-to-end services for the transportation of payloads. These contracts include milestone payments and deposits. The Company considers the performance obligation under these contracts to be the end-to-end commercial payload service. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. The Company’s payload services obligation is satisfied over time since the tasks are performed according to the customer’s specifications which creates an asset with no alternative use to the Company where the Company has an enforceable right to payment for performance completed to date. The measure of progress over time is based upon an input method using a cost-to-cost measure which best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead. If estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is incurred.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

For all revenue streams, the Company considers milestone payments that are contingent on the success of a mission to be variable consideration. The Company assesses the likelihood of success of a mission at inception and may defer the recognition of some or all of the variable consideration until success of the mission is assured.

The Company’s contracts may provide customers with termination for convenience clauses, which may or may not include termination penalties. In some contracts, the size of the contractual termination penalty increases closer to the scheduled launch date. At the inception of each contract, the Company evaluates the contract’s termination provisions and the impact on the accounting contract term (i.e., the period in which the Company has enforceable rights and obligations). This includes evaluating whether there are termination penalties and if so, whether they are considered substantive. The Company applies judgment in determining whether the termination penalties are substantive.

The Company has elected the following practical expedients for Launch and Spacecraft Solutions revenue: (1) the Company does not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less, and (2) the Company does not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good or service.

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $542.8 million. The Company expects to recognize approximately 24.3% of its remaining performance obligations as revenue within the next 12 months. The remaining performance obligations are expected to be recognized over the next five years.

Contract Balances

Contract assets and liabilities reflect timing differences between the receipt of consideration and the fulfillment of performance obligations under a contract with a customer. Contract assets reflect performance obligations satisfied, and revenue recognized in advance of customer billings. Contract liabilities reflect consideration received in advance of the satisfaction of a performance obligation under a contract with a customer. Contract assets become trade receivables once the Company’s rights to consideration become unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. Contract costs are those costs directly related to fulfillment of specified customer contracts. Contract assets are recorded within other current assets, and contract liabilities are recorded within deferred revenue on the unaudited condensed consolidated balance sheets.

The Company had Launch contract assets of $1.3 million as of June 30, 2025. The Company did not have any contract asset balances as of December 31, 2024.

Deferred revenue consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Launch	$70,018	$65,403
Spacecraft Solutions	78,891	87,291
Other	9,621	1,279
Total deferred revenue	$158,530	$153,973

During the six months ended June 30, 2025 and 2024, the Company recognized $55.7 million and $26.6 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of each period.

Loss Contracts

The Company recognizes a contract loss when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices. The Company did not recognize any new material loss provisions during the three and six months ended June 30, 2025 and 2024, respectively.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

4. Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Machinery and equipment	$45,228	$42,040
Test stands	41,081	37,209
Buildings	48,855	48,830
Land and land improvements	3,924	3,505
Construction in progress	17,963	17,551
Furniture and fixtures	1,200	1,200
Computer equipment	2,782	2,156
Software	1,141	1,122
Vehicles	418	421
Leasehold improvements	9,723	7,283
Total	$172,315	$161,317
Less: Accumulated depreciation	(33,661)	(25,742)
Property and equipment, net	$138,654	$135,575

Depreciation expense was $3.9 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $7.9 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively, and was recorded in the unaudited condensed consolidated statements of net loss within cost of sales, research and development, and selling, general, and administrative expenses.

5. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Payroll-related expenses	$4,970	$5,918
Other accrued expenses (1)	11,694	8,501
Accrued expenses	$16,664	$14,419

(1) Other accrued expenses consist primarily of accrued professional services expenses.

6. Goodwill

The Company completed its annual goodwill impairment assessment as of October 1, 2024 and determined that no adjustments to the carrying value of goodwill were necessary. Goodwill is allocated to the Company’s single reporting unit, which is both its sole operating segment and only reportable segment. The carrying amount of the Company’s goodwill was $17.1 million at both June 30, 2025 and December 31, 2024.

7. Fair Value Measurement

The Company measures its financial assets and liabilities at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The carrying amounts of Company’s financial instruments, which include cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and certain other current liabilities approximate fair value because of their short-term maturities.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The Company issued warrants to purchase Series J Preferred Stock (the “Series J Warrants”) in connection with the Company’s entrance into the Term Loans (as defined in Note 9. Notes Payable and Warrants) and issued warrants to purchase common stock (the “Common Warrants”, together with the “Series J Warrants”, the “Warrants”) and two tranche obligations: (1) the RPM Call Option and (2) the Majority Sponsor Top-Up (both as defined in Note 11. Stockholders’ Deficit and Redeemable Convertible Preferred Stock) in connection with the Company’s issuance of the Series D-1 Preferred Stock. The Company determined that the Warrants and tranche obligations should be classified as either liabilities or assets on the unaudited condensed consolidated balance sheets depending on valuation and are recorded at fair value both initially and subsequently, with changes in fair value recorded through earnings. The Warrants are recorded within warrant liability, the RPM Call Option is recorded within other current liabilities, and the Majority Sponsor Top-Up is recorded within other current assets on the audited consolidated balance sheet as of December 31, 2024. In March 2025, the Majority Sponsor Top-Up expired unexercised when the total amount of Series D-1 Preferred Stock purchased by investors exceeded $250.0 million. On March 24, 2025, the RPM Call Option was terminated via amendment of the Series D stock purchase agreement. As a result, the $0.2 million Majority Sponsor Top-Up and $4.2 million RPM Call Option were derecognized from the unaudited condensed consolidated balance sheet as of June 30, 2025, and recognized in other income, net in the unaudited condensed consolidated statement of net loss and comprehensive loss for the six months ended June 30, 2025.

The Company uses a Monte Carlo simulation model and probability weighted valuations based on different scenarios including change of control, IPO and default scenarios to value the Warrants. The value per Warrant under the change of control scenario is the average value per unit under 50,000 Monte Carlo simulations, the value per Warrant under the IPO scenario is based on the number of common stock equivalent shares (including the Warrants) and total estimated equity value of the Company, and the value per Warrant under the default scenario is assumed to be zero.

The following tables present the key inputs applied in the valuations of the Series J Warrants as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Change of Control Scenario	IPO Scenario	Default Scenario
Average value per Series J Warrant	$7.09	$4.07	$—
Event weighting	10%	80%	10%
Weighted average value per Series J Warrant	$0.71	$3.26	$—
Total probability weighted average value per Series J Warrant			$3.97

	December 31, 2024
	Change of Control Scenario	IPO Scenario	Default Scenario
Average value per Series J Warrant	$8.43	$2.86	$—
Event weighting	55%	15%	30%
Weighted average value per Series J Warrant	$4.64	$0.43	$—
Total probability weighted average value per Series J Warrant			$5.07

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following tables present the key inputs applied in the valuations of the Common Warrants as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Change of Control Scenario	IPO Scenario	Default Scenario
Value per Common Warrant on a marketable basis	$0.62	$8.27	$—
Discount for lack of marketability	40%	5%	N/A
Value per Common Warrant on a non-marketable basis	$0.37	$7.85	—
Event weighting	10%	80%	10%
Weighted value per Common Warrant	$0.04	$6.28	$—
Total probability weighted value per Common Warrant			$6.32

	December 31, 2024
	Change of Control Scenario	IPO Scenario	Default Scenario
Value per Common Warrant on a marketable basis	$0.98	$7.03	—
Discount for lack of marketability	40%	20%	N/A
Value per Common Warrant on a non-marketable basis	$0.59	$5.62	—
Event weighting	55%	15%	30%
Weighted value per Common Warrant	$0.32	$0.84	—
Total probability weighted value per Common Warrant			$1.16

The Company uses the Black-Scholes option-pricing valuation model to value the RPM Call Option. The following table presents the key inputs applied in the valuation of the RPM Call Option as of December 31, 2024:

December 31, 2024
Weighted average Series D Preferred Stock Price	$16.53
Exercise price for the RPM Option	$16.92
Risk-free rate	4.27%
Volatility	60%
Term (years)	0.36
Black-Scholes value (per share)	$2.29
Number of units	1,820
Value of RPM Option	$4,159

The Company uses the forward pricing valuation model to value the Majority Sponsor Top-Up. The following table presents the key inputs applied in the valuations of the Majority Sponsor Top-Up as of December 31, 2024:

December 31, 2024
Amount subject to the Majority Sponsor Top-Up	$20,198
Contractual purchase price for Series D Preferred Stock (per share)	$16.92
Weighted average Series D Preferred Stock price	$16.53
Risk-free rate	4.27%
Term (years)	0.36
Discount factor	0.9849
Value of forward obligation (per share)	$(0.14)
Number of units subject to purchase by majority sponsor	1,194
Value of Majority Sponsor Top-Up	$(170)

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

During the three and six months ended June 30, 2025, no warrants were issued. The fair value remeasurement of warrant liabilities resulted in an increase in fair value of $4.2 million and $5.1 million for the three and six months ended June 30, 2025, respectively, and $0.1 million for each of the three and six months ended June 30, 2024. No warrants were exercised during the three and six months ended June 30, 2025 and June 30, 2024.

The fair value of the Series J Warrants and Common Warrants as of June 30, 2025 was $2.6 million and $6.6 million, respectively. The carrying value of the Term Loans approximated their fair value as of June 30, 2025.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$147,043	$—	$—	$147,043
Restricted cash	16,257	—	—	16,257
Money market funds	—	58,243	—	58,243
Total financial assets	$163,300	$58,243	$—	$221,543
Liabilities:
Series J Warrants	—	—	2,568	2,568
Common Warrants	—	—	6,609	6,609
Total financial liabilities	$—	$—	$9,177	$9,177

The fair value of the Series J Warrants, Common Warrants, and tranche obligations as of December 31, 2024, was $2.9 million, $1.2 million and $4.0 million, respectively. The carrying value of the Term Loans approximated their estimated fair value as of December 31, 2024.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$81,847	$—	$—	$81,847
Restricted cash	14,127	—	—	14,127
Money market funds	—	41,584	—	41,584
Majority Sponsor Top-Up	—	—	170	170
Total financial assets	$95,974	$41,584	$170	$137,728
Liabilities:
Series J Warrants	—	—	2,850	2,850
Common Warrants	—	—	1,220	1,220
RPM Call Option	—	—	4,159	4,159
Total financial liabilities	$—	$—	$8,229	$8,229

There were no transfers between levels within the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

8. Leases

The following table presents lease expense recognized during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of-use assets	$443	$228	$748	$459
Interest on lease liabilities	118	116	245	236
Operating lease expense	387	600	795	1,285
Total lease expense	$948	$944	$1,788	$1,980

Amortization of right-of-use assets was recorded within research and development, and selling, general, and administrative expenses, interest on lease liabilities was recorded within interest expense, net, and operating lease expense was recorded within research and development, and selling, general, and administrative expenses, each in the unaudited condensed consolidated statements of net loss.

The operating lease for the Company’s primary office location expired on March 31, 2024. The Company is currently on a month-to-month lease and in negotiations with the landlord to renew the lease.

Operating and finance lease right-of-use assets and liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$14,366	$14,604
Finance lease right-of-use assets	$4,585	$3,708

Liabilities:
Current:
Operating lease liabilities	$316	$1,128
Finance lease liabilities	$1,067	$856
Noncurrent:
Operating lease liabilities	$15,215	$16,466
Finance lease liabilities	$2,528	$1,996

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

Failed Sale and Leaseback

The Company leases various equipment through purchase and leaseback agreements with terms between five and seven years. The purchase and leaseback agreements provide an option for Firefly to purchase the equipment for nominal consideration that the Company is reasonably certain to exercise. The purchase and leaseback agreements were evaluated under the sale and leaseback guidance in ASC 842-40, Leases – Sale and Leaseback Transactions. Due to the purchase option, the transactions were accounted for as failed sales and leasebacks, and the Company has accounted for the purchase and leaseback agreements as financings.

As a result, the Company continues to reflect the manufacturing equipment on its unaudited condensed consolidated balance sheets in property and equipment, net, and continues to recognize depreciation expense over its estimated useful life. In 2024, the Company recorded an initial financing liability of $34.7 million, net of transaction costs, in notes payable. As of June 30, 2025, the Company’s related notes payable, current and non-current, were $5.8 million and $24.2 million, respectively. As of December 31, 2024, the Company’s related notes payable, current and non-current, were $5.5 million and $27.1 million, respectively. The Company does not recognize rent expense related to these purchase and leaseback agreements. Instead, periodic lease payments are recognized as interest expense and reductions of the principal balance of the finance liability.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

For the three months ended June 30, 2025, payments of $1.4 million were made under the purchase and leaseback agreements, including interest expense of $0.6 million, and during the six months ended June 30, 2025, payments of $2.7 million were made under the purchase and leaseback agreements, including interest expense of $1.2 million.

For both the three and six months ended June 30, 2024, payments of $0.2 million were made under the purchase and leaseback agreements, including interest expense of $0.1 million.

The Company is required to maintain a minimum cash balance of $22.5 million throughout the term of the purchase and leaseback agreements.

9. Notes Payable and Warrants

Financing Agreement

On July 17, 2023, the Company entered into a financing agreement (as amended from time to time and last amended August 13, 2024, the “Financing Agreement”) among the Company, as the Borrower, certain subsidiaries of the Company (collectively, “Guarantors”), lenders (the “Lenders”) and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (“Agent”). The Financing Agreement provided term loans in the aggregate principal amount of $136.1 million as of June 30, 2025, comprised of $103.5 million principal amount of term A loans (the “Term A Loans”) and $32.6 million principal amount of term B loans (the “Term B Loans,” and together with the Term A Loans, and along with the incremental term loans from subsequent amendments from time to time, the “Term Loans”). The Term Loans mature on July 17, 2028 (the “Term Loan Maturity Date”).

All obligations under the Financing Agreement are guaranteed by the Company and Guarantors, comprised of all wholly owned domestic subsidiaries of the Company other than certain excluded subsidiaries, and are secured by substantially all of the Company’s assets.

An AON Insurance Policy was issued to the Agent on behalf of the Lenders, which indemnifies the Lenders up to $103.5 million of the Term A Loans for any loss incurred if the Company fails to pay the Term Loans when due. The Company paid the initial insurance premium of $15.0 million using the proceeds from the Term Loans. The Company is required to pay the second premium for the following 12 months within 30 days after the third anniversary of the initial closing date, and the final premium for the following 12 months within 30 days after the fourth anniversary of the initial closing date. The Company is also required to pay the insurer an exit fee equal to 0.75% of the principal amount of the Term A Loans on the Term Loan Maturity Date or the date on when the loans are prepaid.

The Financing Agreement requires the Company to fund certain collateral accounts, comprised of interest reserve accounts and an insurance premium reserve account. Cash interest due but not paid from available unrestricted cash are payable from the interest reserve accounts, and funds deposited in the insurance premium account will be used to pay the insurance premiums when due. As of June 30, 2025, the interest reserve accounts and insurance premium reserve account were funded with $12.0 million and $3.5 million, respectively.

The Company paid $18.7 million in debt issuance costs, including both lender fees and third-party costs, using the proceeds of the Term Loans.

The Term Loans bear fixed interest rates. The interest rate for the Term A Loans is 13.875% per annum. The interest rate for the Term B Loans is 13.875% per annum from the initial closing date to the third anniversary of the initial closing date and 19.135% per annum thereafter until the Term Loan Maturity Date. Interest is computed on the basis of a 360‑day year for the actual number of days elapsed and payable monthly in cash and in arrears on the last business day of each calendar month.

Mandatory prepayments are required to be made upon the occurrence of certain events. Voluntary prepayments are permitted in whole or in part at any time. All prepayments are subject to a specified premium that applies for the first 32 months following the initial closing date, calculated as the present value of the sum of the amounts of each unpaid interest payment due during the specified premium period computed using a discount rate equal to the treasury rate on the day one business day prior to the date of prepayment, plus 0.5%.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The Financing Agreement contains certain covenants including a requirement for a minimum cash balance, financial covenants, and negative covenants customary for transactions of this type, including a specific covenant to the interest reserve accounts to maintain a minimum interest reserve amount equal to 7.9% of the aggregate balance of the Term Loans.

The initial debt issuance costs, including the insurance premium paid, estimated second premium and final premium, exit fee and discount created by allocating proceeds to the fair value of the Series J Warrants issued in connection with the issuance of the Term Loans (see below “Warrants to Purchase Series J Preferred Stock” for details), are deferred and amortized to interest expense over the contractual term of the Term Loans using the effective interest method.

The subsequent amendments of the Financing Agreement following the initial closing date did not result in a troubled debt restructuring and were all accounted for as debt modifications. As a result, the third-party costs incurred were expensed and newly incurred lender fees, along with the previously deferred and unamortized issuance costs of the Term Loans prior to the amendments, were deferred and amortized over the remaining contractual term of the Term Loans. The effective interest rate of the Term Loans was 23.8% as of June 30, 2025.

Term Loans

The following table presents the net carrying amount of the Term Loans as of June 30, 2025:

	Principal Amount Outstanding	Unamortized Debt Issuance Costs	Net Carrying Amount
Term A Loans	$103,500	$14,893	$88,607
Term B Loans	32,617	4,694	27,923
Total	$136,117	$19,587	$116,530

Interest expense recognized related to the Term Loans for the three and six months ended June 30, 2025 was as follows:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Contractual interest expense	$4,794	$9,550
Amortization of debt issuance costs	2,141	3,556
Total interest expense	$6,935	$13,106

The following table presents the net carrying amounts of the Term Loans as of December 31, 2024:

	Principal Amount Outstanding	Unamortized Debt Issuance Costs	Net Carrying Amount
Term A Loans	$103,500	$17,611	$85,889
Term B Loans	32,617	5,550	27,067
Total	$136,117	$23,161	$112,956

Interest expense recognized related to the Term Loans for the three and six months ended June 30, 2024 was as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Contractual interest expense	$4,733	$9,020
Amortization of debt issuance costs	1,207	4,088
Total interest expense	$5,940	$13,108

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table summarizes the principal payments under the Term Loans in each of the next five years and thereafter:

2025	$—
2026	—
2027	—
2028	136,117
2029	—
Thereafter	—
Total	$136,117

Warrants to Purchase Series J Preferred Stock

In connection with the execution of the Financing Agreement and issuance of the Term Loans, the Company issued to the Lenders detachable Series J Warrants to purchase an aggregate of 0.6 million shares of Series J Preferred Stock with a 10-year term and an exercise price of $21.1725 per share (subject to certain adjustments). The Series J Warrants are classified as liabilities as they embody an obligation to repurchase the Company’s equity, given that the underlying Series J Preferred Stock can be redeemed based on events not within the Company’s control. The Series J Warrants are measured at fair value both initially and subsequently with changes in fair value recognized through earnings.

10. Commitments and Contingencies

Contingencies

The Company recognized $15.7 million and $19.5 million in contingent liabilities related to Spaceflight, Inc. contracts as of June 30, 2025 and December 31, 2024, respectively, which is included in other non-current liabilities in the unaudited condensed consolidated balance sheets.

11. Stockholders’ Deficit and Redeemable Convertible Preferred Stock

Redeemable Convertible Preferred Stock

On January 12, 2024, the Company sold 1.3 million shares of its Series C Preferred Stock at $16.0640 per share for aggregate gross proceeds of $21.0 million.

On February 15, 2024, the Company issued 0.1 million shares of its Series M Preferred Stock at $16.0640 per share to one of the Company’s service providers in exchange for the settlement for $1.1 million of existing payables owed by the Company to the service provider. On March 11, 2024, the Company issued 6,000 shares of Series M Preferred Stock at $16.0640 per share to another of the Company’s service providers in exchange for the settlement of $0.1 million of existing payables owed by the Company to the service provider.

On October 31, 2024, the Company entered into the Series D Purchase Agreement with certain investor parties (the “Series D Purchase Agreement”) and on the same date sold 10.4 million shares of its Series D-1 Preferred Stock at a purchase price of $16.9213 per share for aggregate gross proceeds of $175.5 million (the “Series D Initial Closing”), including $25.8 million principal and accrued interest from the conversion of the subordinated convertible promissory notes. On November 15, 2024, the Company completed a subsequent closing (the “Series D Second Closing”) and sold an additional 0.1 million shares of Series D-1 Preferred Stock at $16.9213 per share for aggregate gross proceeds of $1.3 million.

On March 25, 2025, the Company amended its Amended and Restated Certificate of Incorporation and the Series D Purchase Agreement. The amendment increased the number of authorized shares of Series D-1 Preferred Stock to 26.6 million and authorized the issuance of up to 5.5 million shares of Series D-3 Preferred Stock. The Series D-3 Preferred Stock was issued at a purchase price of $18.1504 per share and has the same economic characteristics and preferences as the Series D-1 Preferred Stock.

Between January 31, 2025 and April 10, 2025, the Company completed a series of additional closings and sold an aggregate of 10.4 million shares of Series D-1 Preferred Stock at $16.9213 per share for aggregate cash proceeds of $176.0 million, and 0.6 million shares of Series D-3 Preferred Stock at $18.1504 per share for aggregate gross proceeds of $10.0 million.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

At June 30, 2025 and December 31, 2024, the Company’s redeemable convertible preferred stock (collectively, the “Preferred Stock”) consisted of the following:

		June 30, 2025
	Par Value	Authorized Shares	Shares Issued and Outstanding	Carrying Amount
Series Seed Preferred Stock	$0.0001	2,023	2,023	$2,950
Series Seed-1 Preferred Stock	$0.0001	3,273	3,273	204,454
Series A Preferred Stock	$0.0001	6,005	6,005	74,913
Series B Preferred Stock	$0.0001	5,869	5,869	72,096
Series C Preferred Stock	$0.0001	11,159	11,159	224,813
Series M Preferred Stock	$0.0001	2,812	2,812	10,990
Series J Preferred Stock	$0.0001	922	—	—
Series D-1 Preferred Stock	$0.0001	26,594	20,851	372,889
Series D-2 Preferred Stock	$0.0001	1,241	—	—
Series D-3 Preferred Stock	$0.0001	5,510	551	10,266
Total		65,408	52,543	$973,371

		December 31, 2024
	Par Value	Authorized Shares	Shares Issued and Outstanding	Carrying Amount
Series Seed Preferred Stock	$0.0001	2,023	2,023	$2,950
Series Seed-1 Preferred Stock	$0.0001	3,273	3,273	204,454
Series A Preferred Stock	$0.0001	6,005	6,005	74,913
Series B Preferred Stock	$0.0001	5,869	5,869	72,096
Series C Preferred Stock	$0.0001	11,159	11,159	213,871
Series M Preferred Stock	$0.0001	2,812	2,812	10,990
Series J Preferred Stock	$0.0001	922	—	—
Series D-1 Preferred Stock	$0.0001	17,729	10,447	180,308
Series D-2 Preferred Stock	$0.0001	1,241	—	—
Total		51,033	41,588	$759,582

Liquidation Preference

Upon a liquidation, dissolution or winding up of the Company or any deemed liquidation event, out of the funds and assets of the Company available for distribution to its stockholders and in the order of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, and Series D-3 Preferred Stock, followed by the Series C Preferred Stock, Series J Preferred Stock, Series B Preferred Stock, Series A Preferred Stock, Series Seed-1 Preferred Stock, Series Seed Preferred Stock and Series M Preferred Stock, each holder of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series C Preferred Stock and Series B Preferred Stock will be entitled to receive an amount in cash equal to two times the original issue price for such shares plus accrued but unpaid dividends; each holder of the Series A Preferred Stock will be entitled to receive an amount in cash equal to one and a half times the original issue price for such shares plus any declared but unpaid dividends; each holder of the Series Seed Preferred Stock and Series Seed-1 Preferred Stock will be entitled to receive an amount in cash equal to the deemed issue price for such shares plus accrued but unpaid dividends; and each holder of the Series J Preferred Stock and Series M Preferred Stock will be entitled to receive an amount in cash equal to the original issue price for such shares plus accrued but unpaid dividends:

The deemed issue prices of the Series Seed Preferred Stock and Series Seed-1 Preferred Stock are $1.4590 per share and $62.4715 per share, respectively. The original issue prices of the Series Seed Preferred Stock, Series Seed-1 Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock,

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Series M Preferred Stock, and Series J Preferred Stock are $0.1281 per share, $6.2471 per share, $12.4888 per share, $12.7791 per share, $16.0640 per share, $16.9213 per share, $16.9213 per share, $18.1504 per share, $16.0640 per share, and $16.0640 per share, respectively.

As of June 30, 2025, the aggregate liquidation preferences of the Series Seed Preferred Stock, Series Seed-1 Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series M Preferred Stock, and Series J Preferred Stock is $3.0 million, $204.5 million, $112.5 million, $150.0 million, $358.5 million, $705.6 million, none, $20.0 million, $45.2 million, and none, respectively.

Dividends

Out of assets of the Company legally available for dividends and in the same order as the order of the liquidation preference of each series of the Preferred Stock, except that the Series Seed-1 Preferred Stock and Series Seed Preferred Stock shall have the same priority in any dividend distribution, each holder of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock and Series C Preferred Stock is entitled to receive dividends accruing on a daily basis, whether or not declared by the Company, at the annual non-compounding rate of 12% of the original issue price per share; each holder of the Series Seed-1 Preferred Stock and Series Seed Preferred Stock is entitled to receive when, if and as declared by the Company’s Board of Directors non-cumulative and non-accruing dividends at the annual rate of 8% of the applicable deemed issue price per share; and each holder of the remaining series of the Preferred Stock is entitled to receive non-cumulative and non-accruing dividends at the annual rate of 8% of the applicable original issue price per share.

The Preferred Stock dividends are payable when and if declared by the Company. After payment of the Preferred Stock dividends, any additional dividends would be distributed among all holders of the Preferred Stock and common stock according to the number of shares of common stock that would be held by each holder of the Preferred Stock if all their shares were converted into common stock at the then applicable conversion rate. No dividends have been declared or paid by the Company on the Preferred Stock as of June 30, 2025.

Voting Rights

Each holder of the Preferred Stock, except for the holder of the Series D-2 Preferred Stock, is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of the Preferred Stock held by such holder could be converted as of the record date on any matter presented to the Company’s stockholders for their action or consideration at any meeting. Additionally, if the Glow Investors, an affiliate of AE Industrial and its permitted transferees, hold less than 50.1% of the votes represented by all outstanding shares of the Company’s equity as a result of certain stock options, the number of votes then held by the Glow Investors shall be automatically adjusted such that the Glow Investors hold in the aggregate 50.1% of the votes represented by all outstanding shares of the Company’s equity.

Conversion Rights

Optional Conversion

The Series Seed Preferred Stock and Series Seed-1 Preferred Stock is convertible into the number of shares of common stock determined by dividing the deemed issue price by the conversion price in effect. All other series of the Preferred Stock are convertible, at the option of the holder thereof, at any time after the date of issuance and from time to time, into such number of fully paid and nonassessable shares of Common Stock determined by, for the Preferred Stock other than the Series Seed Preferred Stock and Series Seed-1 Preferred Stock, into the number of shares of common stock determined by dividing the original issue price for the relevant series of the Preferred Stock by the conversion price in effect for such series of the Preferred Stock. Each share of Series D-2 Preferred Stock is convertible into one share of Series D-1 Preferred Stock. As of June 30, 2025, none of the Preferred Stock has been converted into common stock.

Mandatory Conversion

Upon the closing of a Qualified IPO or a SPAC Transaction (each as defined in the Company’s Amended and Restated Certificate of Incorporation) or (1) a majority vote of the holders of the outstanding shares of the Preferred Stock on an as-converted basis, (2) a majority vote of the holders of the outstanding shares of the Series C Preferred Stock, and (3) the Requisite Series D Preferred Approval (as defined in the Company’s Amended and Restated Certificate of Incorporation), all outstanding shares of the Preferred Stock will automatically convert into shares of common stock at the then-effective conversion rate for such share. The conversion prices and rates

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

for each series of the Preferred Stock are the same in the event of a mandatory conversion as they would be in the event of an optional conversion.

Redemption

On or after the fifth anniversary of their issuance, shares of the Series D Preferred Stock become redeemable at a price equal to the original issue price per share plus all unpaid dividends thereon, in three annual installments commencing not more than one-hundred eighty days after the Requisite Series D Preferred Approval (the “Series D Redemption Right”).

Subject to the prior satisfaction of the Series D Redemption Right, shares of the Series C Preferred Stock are entitled to the same redemption right on or after the fifth annual anniversary of the original issue date of the Series D Preferred Stock.

The Preferred Stock is classified as mezzanine, or temporary, equity as the Preferred Stock is redeemable in the event of a deemed liquidation event. This event is not within the Company’s control as the Company’s Board of Directors is controlled by the holders of the Preferred Stock, and the Series D Preferred Stock and Series C Preferred Stock are also redeemable at the holder’s option after the fifth anniversary of the original issuance of the Series D Preferred Stock.

The Company accretes the Series D Preferred Stock and Series C Preferred Stock to their redemption value at each reporting date, which equals to their original issue price plus the accrued but unpaid dividends, as they are probable of becoming redeemable under the redemption option at the holder’s option. The Company recognizes the changes in redemption in the redemption value immediately as they occur and adjusts the carrying value to equal to the current maximum redemption value at the end of each reporting period. During the three months ended June 30, 2025, the Company recorded accretion of $11.1 million and $5.4 million related to the Series D Preferred Stock and Series C Preferred Stock, respectively, and during the six months ended June 30, 2025, the Company recorded accretion of $17.7 million and $10.9 million related to the Series D Preferred Stock and Series C Preferred Stock, respectively. During the three and six months ended June 30, 2024, the Company recorded accretion of $5.3 million and $10.5 million, respectively, related to the Series C Preferred Stock. The accretion is recorded as an adjustment to the additional paid-in capital in the unaudited condensed consolidated balance sheets. The Company recognizes all other series of Preferred Stock at their issuance price, net of issuance costs, and is not currently remeasuring these series of Preferred Stock as they are neither currently redeemable nor probable of becoming redeemable.

Warrants to Purchase Common Stock

In connection with the issuance of the Series D-1 Preferred Stock at the Series D Initial Closing, the Company issued investors the Common Warrants to purchase an aggregate of 1.0 million shares of common stock with a ten-year term and exercise price of $0.91 per share (subject to certain adjustments). The Common Warrants are classified as derivative liabilities as they contain a change of control provision that may result in the holders receiving a settlement amount exceeding the fair value of the Common Warrants at the time of settlement and such provision may also result in the Common Warrants being redeemed outside of the Company’s control. The Common Warrants are measured at fair value both initially and subsequently with changes in fair value recognized through earnings. The fair value of the Common Warrants was $1.3 million upon issuance, which created a discount on the Series D-1 Preferred Stock that discount was accreted to the redemption value of the Series D-1 Preferred Stock as part of the subsequent remeasurement of the Series D-1 Preferred Stock. The fair value of the Common Warrants is $6.6 million as of June 30, 2025.

Tranche Obligations

At the time of the Series D Initial Closing, the Company granted the RPM Investor (an investor in the Series D-1 Preferred Stock) the option but not obligation to purchase up to 1.8 million shares of Series D-1 Preferred Stock at a purchase price of $16.9213 per share (the “RPM Call Option”) at the final closing of the Series D Preferred Stock. On November 15, 2024, in connection with the Series D Second Closing, the number of the shares underlying the RPM Call Option was amended to 1.9 million shares.

In addition, at the time of the Series D Initial Closing, the Company and the Majority Sponsor, an affiliate of AE Industrial, agreed that, if the total amount of the Series D Preferred Stock purchased was less than $250.0 million within six months of the Series D Initial Closing, the Majority Sponsor would purchase additional Series D Preferred Stock to make their total investment equal to $125.0 million (the “Majority Sponsor Top-Up,” and together with the RPM Call Option, the “Tranche Obligations”).

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The Tranche Obligations are classified as liabilities. The RPM Call Option represents an unconditional obligation to issue Series D-1 Preferred Stock, and the Majority Sponsor Top-Up represents a conditional obligation to issue Series D Preferred Stock. Because the Series D Preferred Stock may be redeemed upon events not within the Company’s control, the Tranche Obligations embody a conditional obligation for the Company to transfer assets to repurchase its equity under such a scenario.

The Tranche Obligations are measured at fair value both initially and subsequently with changes in fair value recognized through earnings. Upon issuance, the aggregate value of the Tranche Obligations created a discount on the Series D-1 Preferred Stock and this discount was accreted to the redemption value of the Series D-1 Preferred Stock as part of the subsequent remeasurement of the Series D-1 Preferred Stock. In March 2025, the Majority Sponsor Top-Up expired unexercised when the total amount of Series D Preferred Stock purchased by investors exceeded $250.0 million. On March 24, 2025, the RPM Call Option was terminated via amendment of the Series D Purchase Agreement. As a result, the Majority Sponsor Top-Up and RPM Call Option were derecognized from the unaudited condensed consolidated balance sheet as of March 31, 2025, with all related amounts recognized in other income, net.

12. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.

The Company had no income tax expense for either the three or six months ended June 30, 2025 or for the three and six months ended June 30, 2024, income tax expense was primarily attributable to the valuation allowance established against U.S. federal and state deferred income tax assets.

13. Related Party Transactions

Investments and Debts

The following transactions occurred between the Company and AE Industrial, which acquired the Company during 2022 and was a 42.04% equityholder in the Company as of June 30, 2025. Even though the Company is part of AE Industrial’s portfolio of companies, it is not a part of AE Industrial’s consolidated tax return and files its tax returns independently.

During the six months ended June 30, 2025, AE Industrial purchased 0.3 million shares of the Series D-1 Preferred Stock for an aggregate purchase price of $5.0 million. Refer to Note 11. Stockholders’ Deficit and Redeemable Convertible Preferred Stock for further detail.

Accounts Payable and Expenses

G.S. Precision and Redwire Corporation are related parties of the Company, as these entities are part of AE Industrial’s portfolio and share a common board of directors. Belcan, LLC was a related party of the Company until August 31, 2024.

The following is a summary of the Company’s related party accounts payable as of June 30, 2025 and December 31, 2024, and related party research and development and selling, general, and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	June 30, 2025	December 31, 2024
Accounts payable:
AE Industrial	$346	$46
Redwire Corporation	95	40
	$441	$86

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Expenses:
AE Industrial	$105	$—	$105	$—
G.S. Precision	179	—	223	—
Redwire Corporation	149	—	252	215
Belcan, LLC	—	119	—	230
	$433	$119	$580	$445

In the normal course of business, the Company engages in transactions with certain vendors and customers where AE Industrial maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three and six months ended June 30, 2025 and 2024, transactions with other companies in AE Industrial’s investment portfolio were not material to the Company’s unaudited condensed consolidated financial statements.

14. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, restricted stock units, convertible notes and stock options. For the three and six months ended June 30, 2025 and 2024, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive. The Company has determined that all series of Preferred Stock are participating securities under the two-class method, however, holders of the Preferred Stock are not required to fund losses. Dividends have been accreted for the Company’s outstanding shares of Series C, Series D-1 and Series D-3 Preferred Stock (refer to Note 11. Stockholders’ Deficit and Redeemable Convertible Preferred Stock for further detail).

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three months ended June 30, 2025 and 2024, and the six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Consolidated net loss	$(63,778)	$(53,453)	$(123,871)	$(106,224)
Less: Accretion of dividends of Series C Preferred Stock	(5,363)	(5,296)	(10,942)	(10,515)
Less: Accretion of dividends of Series D-1 Preferred Stock	(10,856)	—	(17,465)	—
Less: Accretion of dividends of Series D-3 Preferred Stock	(266)	—	(266)	—
Net loss available to common stockholders	$(80,263)	$(58,749)	$(152,544)	$(116,739)
Denominator:
Weighted average common shares outstanding – basic and diluted	13,877	12,765	13,659	12,630
Net loss per share attributable to common stockholders – basic and diluted	$(5.78)	$(4.60)	$(11.17)	$(9.24)

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

A summary of the total number of securities excluded from diluted net loss per share that could be potentially dilutive in the future is as follows:

	June 30, 2025	June 30, 2024
Convertible Series Seed Preferred Stock	2,023	2,023
Convertible Series Seed-1 Preferred Stock	3,273	3,273
Convertible Series A Preferred Stock	6,005	6,005
Convertible Series B Preferred Stock	5,869	5,869
Convertible Series C Preferred Stock	11,159	11,159
Convertible Series D-1 Preferred Stock	20,851	—
Convertible Series D-3 Preferred Stock	551	—
Convertible Series M Preferred Stock	2,812	2,812
Warrants for Series J Preferred Stock	646	646
Stock Options	19,289	14,539
Common Stock Warrants	1,045	—
Total	73,523	46,326

15. Segment and Geographical Information

The Company has determined that it operates in one operating segment and as a result, manages its operations and allocates resources as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM uses net income or loss to evaluate the return on assets and to determine investment opportunities related to product development, platform enhancements, and new technologies. The CODM also uses net income or loss to monitor budget versus actual results.

The following table includes the significant expense categories and amounts that are regularly provided to the CODM:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$15,549	$21,071	$71,404	$29,388
Less:
Cost of sales	(11,554)	(18,120)	(65,189)	(28,360)
Compensation(1)	(23,348)	(20,306)	(46,052)	(40,003)
Materials and consumables(1)	(18,354)	(14,864)	(37,715)	(32,142)
Contractors and outside services (1)	(4,389)	(4,319)	(7,536)	(6,334)
Depreciation and amortization(1)	(2,987)	(2,760)	(5,999)	(4,690)
Interest expense, net	(5,237)	(3,738)	(10,401)	(7,491)
Other segment items(2)	(13,458)	(10,417)	(22,383)	(16,592)
Net loss and comprehensive loss	$(63,778)	$(53,453)	$(123,871)	$(106,224)

(1) Compensation, materials and consumables, contractors and outside services, and depreciation and amortization expenses presented in the above table represent operating expenses and exclude amounts included in the cost of sales.

(2) Other segment items included primarily related to building and utilities, software licenses and computer services, professional and consulting services fees, loss on disposal of fixed assets, other income, and provision for income taxes.

The measure of segment assets, including goodwill, is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. Assets provided to the CODM are consistent with those reported on the unaudited condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash, and there are no other significant segment assets that would require disclosure or are regularly provided to the CODM.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The Company does not recognize revenue or hold material property and equipment outside of the United States for the three and six months ended June 30, 2025, and as of June 30, 2025 and December 31, 2024, respectively.

16. Subsequent Events

Series D Financing

On July 3, 2025, the Company issued 2.8 million shares of its Series D-4 Preferred Stock in a private placement and received aggregate cash proceeds of $58.7 million.

Preferred Stock Dividends

On July 10, 2025, the Company’s Board of Directors declared a dividend (the “Preferred Stock Dividend”) payable in shares of our common stock in respect of all accrued and unpaid dividends on the Company’s outstanding shares of Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock held as of July 11, 2025. The Company paid the Preferred Stock Dividends on July 16, 2025, upon receipt of consents that were required from certain third parties, and issued approximately 3.3 million shares of common stock to the then-existing holders of our Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock.

On August 8, 2025, the Company’s Board of Directors declared a dividend (the “IPO Closing Preferred Stock Dividend”) payable in cash in respect of all unpaid dividends on the Company’s outstanding shares of Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock that had accrued following July 11, 2025 through the conversion of such Preferred Stock into shares of common stock on August 8, 2025 in connection with the completion of the IPO. On August 28, 2025, the Company paid the IPO Closing Preferred Stock Dividend in an aggregate amount of $5.0 million in cash.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

Common Stock Reverse Split

On July 25, 2025, the Company effected a 1-for-3.2544 reverse split of its common stock and a proportionate decrease in the number of its authorized shares. The shares of common stock retained a par value of $0.0001 per share.

Initial Public Offering

On August 8, 2025, the Company completed its IPO of 22.2 million shares of its common stock, including the fully exercised over-allotment option of 2.9 million shares granted to the underwriters, at a public offering price of $45.00 per share, for an aggregate offering price of $998.6 million. The Company received net proceeds of $933.1 million, net of $57.4 million of underwriting discounts and commissions and $8.1 million of offering costs.

In connection with the closing of the Company’s IPO, all outstanding series of Preferred Stock converted into 105.8 million shares of common stock. In addition, in connection with the IPO, all outstanding Common Warrants were automatically exercised into 1.0 million shares of common stock. In addition, 0.6 million shares of common stock are reserved for issuance upon the exercise of the Series J Preferred Stock Warrants.

The proceeds from the IPO were used to repay $148.1 million of outstanding borrowings under its then-existing credit agreement, together with the specified prepayment premium of $11.4 million and accrued interest, and to pay the IPO Closing Preferred Stock Dividend in an aggregate amount of $5.0 million in cash, with the balance being used for general corporate and working capital purposes.

Term Loan

On August 8, 2025, the Company used $148.1 million of the net proceeds from the IPO to repay all of its borrowings under its then-existing credit agreement, together with the specified prepayment premium of $11.4 million and accrued interest.

New Credit Agreement

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

On August 8, 2025, following the completion of the IPO, the Company entered into a new revolving credit agreement providing for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $125.0 million, which includes a sublimit for the issuance of letters of credit in an amount up to $15.0 million and a sublimit for swingline loans in an amount up to $7.5 million.

The Revolving Credit Facility matures on August 8, 2028. The loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at our option, either (a) term SOFR plus a 3.00% spread or (b) an alternative base rate (as set forth in the credit agreement) plus a 2.00% spread. A commitment fee of 0.375% per annum is applied on the unused commitments under the Revolving Credit Facility.

Amended and Restated Consulting Agreement

In connection with the IPO, on August 8, 2025, the Company entered into an Amended and Restated Consulting Agreement (the “Consulting Agreement”) with AE Industrial Operating Partners, LLC (“AE Operating”), an affiliate of AE Industrial. Pursuant to the Consulting Agreement, the Company will pay AE Operating an annual fee of approximately $2.4 million for consulting and advisory services until the earlier of: (i) August 8, 2027, or (ii) the time AE Industrial beneficially owns less than 10% of our outstanding common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. The following discussion and analysis should be read in conjunction with the sections entitled “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission (the “Commission”), and with the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 hereto. In addition, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 (File No. 333-288646), as amended, initially filed with the Commission on July 11, 2025 (the “Registration Statement”), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), in connection with our initial public offering (“IPO”). Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A. “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Registration Statement.

Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, all references in this section to the “Company,” “Firefly,” “we,” “us” or “our” refer to Firefly Aerospace Inc. and its consolidated subsidiaries.

Overview

Our company is a market leading space and defense technology company providing comprehensive mission solutions to national security, government, and commercial customers with an established track record of success. Our mission is to enable responsive and reliable launch, transit, and operations in space for our national security and commercial customers across the globe. Backed by our world-class team and proven technology, we have designed, developed, and deployed our class leading launch vehicles and dynamic spacecraft solutions, to support critical customer missions across the space domain. As a leader of responsive mission solutions and the only commercial company to achieve a fully successful Moon landing, we are a partner of choice for national security, government, and commercial customers for their critical space missions. As a U.S.-based company, our purpose-built family of products aligns with the ongoing paradigm shift in government missions and procurement processes, where speed, dependability, efficiency, and economics drive customer decision-making.

We operate as a single reportable segment and serve this critical domain through our differentiated and scalable platform of Launch and Spacecraft Solutions. Our offerings include:

Launch: Our launch vehicles provide dedicated and responsive launch capabilities for national security, government, and commercial customers. We are the only U.S. company with a liquid-powered orbital launch vehicle in the 1,000-kilogram payload class.

Our Alpha launch vehicle employs a distinct combination of technologies designed to ensure high performance and efficiency at low cost. It uses a unique lightweight, rigid, and thermally insulated carbon composite technology for both the primary rocket structure as well as the propellant tanks, which ensures more of the usable mass goes to the mission payload. Alpha is also powered by our patented tap-off cycle engine technology, which is more efficient than legacy systems and provides greater reliability by employing fewer parts than those in traditional rocket engines. We have utilized this proprietary technology to develop and test all our rocket engines in-house. Alpha has five engines: four first stage Reaver engines, and one second stage Lightning engine. In addition to its track record of successful, dedicated, and responsive launch, Alpha is also designed to support testing of hypersonic payloads, providing significant growth opportunities for hypersonic deterrents, reconnaissance, and future national security needs. We are also expanding our launch pad operations from Vandenberg Space Force Base to add Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden to support more missions, customers, and additional launch cadence opportunities. The Sweden launch pad is intended to expand Alpha production and operations to strategic international locations to service the European, UK, Japan, South Korea, Middle East, and Australia regions, which we expect will provide the foundation for a future business model to service the global market.

Eclipse is powered by eight Firefly-developed engines: seven first-stage Miranda engines and one second-stage Vira engine. The Miranda engine is built using the same engine architecture and patented tap-off cycle as the Reaver engine, while the Vira engine is based on Alpha’s second-stage vacuum-optimized Lightning engine. These common technologies are facilitating the fast, cost-efficient, and reliable development of Eclipse. Eclipse is being built to serve national security, commercial, and international launch markets at competitive pricing. Eclipse’s first stage is designed to be reusable, lowering production costs and improving cycle times for this launch platform. We are planning to construct a refurbishment facility that will facilitate this reusability. The first launch of Eclipse is expected to take place from Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island, and Eclipse is designed to be compatible with additional launch ranges on the East and West Coasts of the United States.

Spacecraft Solutions: Firefly is the only company to achieve a fully successful Moon landing, completing all 17 objectives set out before launch. We expect our Blue Ghost lander to fly annual missions to the Moon, with payload services customized to the technology and exploration goals of our customers. Offering ride-share opportunities and dedicated missions, Blue Ghost is built to host and deliver payloads nearly anywhere on the lunar surface. Blue Ghost Mission 2 will land on the far side of the Moon and conduct at least 10 days of lunar surface operations with the Blue Ghost lander, with an Elytra Dark spacecraft supporting as a communications relay. Elytra Dark is one of three Elytra configurations supporting on-orbit servicing missions. This Elytra Dark spacecraft is expected to remain operational in lunar orbit for up to five years. Mission 2 is fully manifested with both NASA and commercial payloads, including a commercial rover and a ride-sharing international satellite. Blue Ghost Mission 3, already under contract from NASA, has selected Blue Origin as the partner to deliver their rover to the lunar surface. Firefly recently was awarded Blue Ghost Mission 4 by NASA for landing at the Moon’s south pole region. Additionally, we have been selected by a proprietary commercial customer for a separate dedicated Blue Ghost lander mission.

Elytra is a dynamic spacecraft that is highly maneuverable and extensible to perform hundreds of Rendezvous Proximity Operations in support of Space Domain Awareness and Warfighting missions, long-range communications relay missions, on-orbit edge processing missions, and advanced Space Exploration missions. Blue Ghost and Elytra are highly complementary and compatible technologies that share a common core. Most of Elytra’s core hardware and software were proven at a variety of orbits through Blue Ghost’s successful Mission 1. As part of our end-to-end space services, Elytra offers robust on-orbit solutions and responsive defense capabilities when and where customers need them. As of April 2025, Elytra is contracted to perform a responsive on-orbit mission in support of the U.S. Department of Defense’s (the “DoD”) Defense Innovation Unit (“DIU”) Sinequone Project. During this mission, Elytra will serve as a space maneuver vehicle to perform a series of on-orbit tasks including space domain awareness in Low Earth Orbit (“LEO”). Available to launch on Alpha and Eclipse, our Elytra vehicles are positioned to service the entire lifecycle of government and commercial missions. This unique interoperability makes Firefly a one-stop shop and partner of choice for national security, government, and commercial customers requiring these capabilities.

Customers: Our track record of success and our reputation as a trusted provider for our customers results in a highly attractive, diversified business model defined by significant backlog and cash flow visibility. Strong customer demand backs our financial profile with approximately $1.1 billion in backlog as of June 30, 2025 and multi-launch agreements across our product lines. With Firefly’s recent award of Blue Ghost Mission 4 by NASA, our backlog grew to $1.3 billion as of July 31, 2025. Underpinning our financial profile is the combination of efficient contract structure and milestone-based billing. Before launch, we typically have collected approximately 90% of the total contract value, which is highly advantageous as production ramps. We are also differentiated in our ability to successfully execute on fixed firm price contracts. We are ahead of the curve as the industry shifts in favor of fixed firm price contracts and are well-positioned to capitalize on this change.

As the space market continues to grow and evolve, we are well positioned to serve our customers’ most complex missions with rapid response times and purpose-built solutions. Our collaborations with leading national security agencies and aerospace companies, such as Lockheed Martin Corporation, Northrop Grumman, L3Harris, Space Force, Space Development Agency (“SDA”), National Reconnaissance Office (“NRO”), and NASA demonstrate the value and criticality of our new space defense and technology leadership in this market.

Operations: We strategically deployed capital to build state-of-the-art infrastructure to design, produce, test, and manufacture our products to the highest standard at a regular cadence. Our three primary facilities – corporate headquarters, Hive spacecraft facility, and Rocket Ranch manufacturing and testing site–are only 25 miles apart, providing unique proximity between design, manufacturing, and production. The proximity of our core facilities enables agile and rapid vehicle development and production at lower cost versus competitors.

Our purpose-built research and development (“R&D”), manufacturing, and testing footprint is the product of significant investments and the backbone of our manufacturing process. We designed our advanced manufacturing process through years of optimization that now allow us to replicate our additional facilities with significantly less capital outlay. Each of our launch sites were chosen intentionally to enhance flexibility for our customers. Our early investment in cutting-edge technology and best-in-class facilities is a competitive advantage, creating a platform primed for continued growth. As we scale, we have and expect to continue to replicate our proprietary manufacturing and testing processes, resulting in reduced cycle times and further capital efficiency.

Additionally, we have deep, long-term relationships with our key suppliers. By maintaining a vertically integrated manufacturing process, we are less reliant on the timelines of outside suppliers and reduce risk within our supply chain. Our suppliers, who are also well diversified, do not include any individual suppliers accounting for more than 20% of our total vendor costs for either the three or six months ended June 30, 2025 or 2024.

Our full suite of manufacturing capabilities is supplemented by four launch sites, which will continue to enhance flexibility and responsiveness for our missions. We are currently launching from the Vandenberg Space Force Base launch site in California. Additional launch sites are under construction at Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden, and future launch pad capacity will be unlocked from expansion at Cape Canaveral Space Force Station in Florida. Our significant scale and unique blueprint are strategically planned to support our increasing launch cadence as we grow.

Backlog

We view growth in backlog as a key measure of our business growth. Backlog represents our estimate of the revenue we expect to realize in future periods as a result of performing work on contracts that have been awarded to us (net of any revenue already recognized as of the backlog date). We include the aggregate expected revenue of awarded contracts in our backlog upon the execution of a legally binding agreement, even though our contracts include certain termination rights exercisable by our customers with advance notice. Deferred revenue recognized on our unaudited condensed consolidated balance sheets consists of payments and billings that we have received in excess of revenue that we have recognized. Because cash receipts from these contracts have not been recognized into revenue, they are included in our backlog calculation.

We view growth in backlog as a key measure of our future business prospects. We monitor our backlog because we believe it is a forward-looking indicator of potential sales which can be helpful to investors in evaluating the performance of our business and identifying trends over time. Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments, or contract cancellations may occur, which could result in a reduction in our total backlog and potential future revenue that never gets recognized.

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Backlog	$1,120,672	$1,098,793

The increase in backlog from December 31, 2024 to June 30, 2025 was primarily due to two new contracts for Alpha and two new contracts for engineering services. With Firefly’s recent award of Blue Ghost Mission 4 by NASA, our backlog grew to $1.3 billion as of July 31, 2025.

The following amounts relate to executed multi-launch agreements where the missions have not yet been scheduled as of the backlog date. These amounts are included as part of the total backlog.

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Multi-launch agreement backlog	$344,800	$344,800

Trends and Key Factors Affecting Performance

Macroeconomic Pressures

In recent years, geopolitical instability, including wars and conflicts, as well as impacts from other global events, have resulted in opportunities for companies in the space and defense technology market. However, certain disruptions to the global economy, including market disruptions, monetary, and fiscal policy uncertainty, supply chain challenges, high interest rates and inflationary pressures have contributed to an inflationary environment that has adversely affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn may adversely impact our business and operating results. In addition, the global trade environment is uncertain and rapidly evolving. Tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war. The impact of tariffs on our business and results of operations will depend on their timing, duration, and magnitude.

Government Environment and Regulations

Our industry is affected by government budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the space and defense sectors. In particular, the expansion of adversarial budgets to fund the development of hypersonic technologies poses a direct threat to the U.S., fueling this market momentum. Total state-sponsored defense spending is projected to grow from $66 billion in 2023 to $180 billion in 2035 according to the World Economic Forum and McKinsey. Any changes in budget and spending levels, policies, or priorities, including the current emphasis by the U.S. presidential administration on access to space, may have an adverse impact on our business and operating results. In addition, U.S. government procurement regulations impose various operational requirements on government contractors. Non-compliance with any of these regulations could materially adversely affect our operating results.

Pace of Government Expenditures and Private Enterprise Investment in the Space Economy

Our future growth is largely dependent on our ability to continue to capitalize on increased government spending and private investment in the space economy. Government expenditures and private enterprise investment have fueled our growth in recent years and have resulted in our continued ability to secure increasingly valuable contracts for products and services as well as the ability to continue financing the growth and development of our business. We expect the continued availability and growth of government expenditures and private investment in the space economy will be an important contributor to increased purchases of our products and services; however, any delays or reductions in appropriations for our programs and changes in U.S. government priorities and spending levels more broadly may negatively impact our business.

Ability to Continue the Expansion of Launch and Spacecraft Mission Operations

The launch market is rapidly expanding, with significant demand for launch and spacecraft solutions and services. Our success and ability to generate higher revenue will depend in large part on our ability to expand our Launch and Spacecraft Solutions offerings and to continue the deployment and development of our launch vehicles.

We expect to continue to ramp up our launch cadence as we increase our production rate on Alpha rockets, and complete development of Eclipse. We successfully completed our first lunar landing on March 2, 2025, with additional Blue Ghost missions planned in 2026 and 2028. Empowered by our successful Blue Ghost mission and common technologies across spacecraft, we believe we are well positioned to unlock adjacent markets and contracts via our multi-mission orbital vehicle, Elytra. Any delays in commencing our missions, including due to delays or cost overruns in obtaining licenses or other regulatory approvals, or entering into future agreements with additional customers could adversely impact our results and growth plans. We have approximately $1.1 billion in backlog, as of June 30, 2025, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our backlog. With Firefly’s recent award of Blue Ghost Mission 4 by NASA, our backlog grew to $1.3 billion as of July 31, 2025.

Ability to Improve Profit Margins and Scale our Business

The growth of our business is dependent on our ability to improve our profit margins over time while successfully scaling our business, including through continued investment in initiatives to improve our operating leverage. We believe continued reduction in costs and an increase in production and service volumes will enable a reduction of the cost of launch vehicles and an improvement of our gross margins. As we increase our launch cadence, we expect to be able to continue to improve our cost structure as fixed and overhead costs are amortized over a greater number of launches. Revenue, net income, and the timing of our cash flows also depend on our ability to perform on our contracts, and profitability can fluctuate depending on the mix of contracts awarded. To manage these fluctuations, we have implemented several strategies, such as closely monitoring project and related services timelines to anticipate cash flow needs. Despite these measures, the inherent variability in milestone achievements means that quarter-to-quarter comparisons of our results of operations may not necessarily be indicative of future performance.

Ability to Continue to Innovate and Expand our Service Offerings

To continue gaining market share and attracting customers, we plan to continue to make substantial investments in R&D for the continued enhancements of our Launch and Spacecraft Solutions. Our growth opportunity is dependent on our continued ability to expand our addressable launch market, win lunar and orbital missions and expand our portfolio of services related to those offerings. For instance, building on our launch, lander, transit, and operations success with Alpha and Blue Ghost, we are on track for our spacecraft offerings to facilitate payload hosting services, transport services, utility services, and data services in LEO, Medium Earth Orbit, and Geosynchronous Earth Orbit. We plan to continue to forge strategic partnerships with industry leaders to enhance our technological capabilities and market reach.

Components of Results of Operations

Revenue – Our revenue is primarily derived from long-term contracts to provide launch and integration services for payloads requiring transportation into orbit via launch vehicles and to provide end-to-end services for the transportation of payloads.

Launch revenue includes revenues from contracts with commercial and government entities to provide launch and integration services for payloads requiring transportation into orbit via launch vehicles. These contracts may include milestone payments and deposits. We consider the performance obligation to be the initiation of the launch and recognize revenue at that point in time. We also enter into contracts with our customers to provide engineering services, related components, and develop and provide licenses to intellectual property. In these cases, our service obligation is satisfied over time since the tasks are performed according to the customer’s specifications, which creates an asset with no alternative use to us and we have an enforceable right to payment for performance completed to date.

Spacecraft Solutions revenue includes revenue from contracts with commercial and government entities to provide end-to-end services to transport payloads to the Moon. These contracts include milestone payments and deposits. We consider the performance obligation to be the end-to-end commercial payload services. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. Our payload services obligation is satisfied over time since the tasks are performed according to the customer’s specifications, which creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date.

For all revenue streams, we consider milestone payments that are contingent on the success of a mission to be variable consideration. We assess the likelihood of success of a mission at inception and may defer the recognition of some or all of the variable consideration until success of the mission is assured.

We perform work under contracts that broadly consist of fixed-price, cost-reimbursable, time-and-materials arrangements, or a combination of the three. Pricing is contractually based on specific negotiations with each customer. Advanced payments and billings for milestones in excess of revenues recognized are recorded as current and non-current deferred revenue in our unaudited condensed consolidated balance sheets and recognized into revenue as the Company satisfies the underlying performance obligations. Occasionally we recognize revenue in advance of customer billings which creates a contract asset recorded within other current assets.

For fixed-price contracts satisfied over time, progress is measured using a cost-to-cost method, which accurately reflects the transfer of control to the customer. This method assesses the extent of progress based on the ratio of costs incurred to date against the total estimated costs to complete the performance obligation. Estimating total costs to complete requires us to make informed estimates regarding subcontractor performance, material costs and availability, labor costs and productivity, as well as overhead expenses. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be affected to the extent that estimated costs to complete are revised, delivery schedules are delayed, performance-based milestones are not achieved, or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and operating profit from period to period can fluctuate significantly depending on when contractual obligations are achieved.

Should the estimated total costs to be incurred on a contract surpass the anticipated total revenue, we recognize a provision for the entire loss on the contract in the period when the loss is identified. For further discussion of the critical judgments and estimates related to our revenue recognition policies, see the section titled “Critical Accounting Estimates.”

Cost of Sales – primarily consists of raw materials, salaries and benefits, depreciation and amortization, and other costs directly attributable to fulfilling our obligations under customer contracts. Costs of sales are expensed as incurred. We expect our cost of sales to increase in absolute dollars in future periods as we sell more services and as our products mature to technological feasibility and reach full-rate production.

Research and Development – includes employee and contractor compensation, supplies and materials for new service development, depreciation and amortization, and regulatory compliance costs. Research and development costs are expensed as incurred. We expect to continue investing in research and development and, accordingly, expect our research and development expenses to vary as we continue to invest in developing and improving our services, and as the Company’s products reach technological feasibility and full-rate production.

Selling, General, and Administrative – includes personnel-related expenses, depreciation and amortization, and facilities-related costs primarily for our executive, marketing, finance, accounting, legal, and human resources functions. Selling, general, and administrative expenses also include expenses related to advertising, insurance, sales commission and fees for professional services principally consisting of legal, audit, and tax, as well as executive management expenses. Selling, general, and administrative expenses are expensed as incurred. We expect to incur additional selling, general, and administrative expenses as we begin operations as a public company, including expenses related to compliance with public company reporting obligations, and increased costs for insurance, investor relations, and professional services. As a result, we expect that our selling, general, and administrative expenses will increase in future periods and vary from period to period as a percentage of revenue.

Loss on Disposal of Fixed Assets – reflects the losses associated with the disposal of property and equipment outside the normal course of business operations.

Interest Expense, Net – consists primarily of interest expense incurred on borrowings under our Credit Facility and interest income earned on cash and cash equivalents.

Other (Expense) Income, Net – reflects miscellaneous income and expense unrelated to our core business activities.

Provision for Income Taxes – consists of an estimate for federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance to offset all federal and state net deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under ASC 740, Income Taxes.

Results of Operations

Comparison of the Three Months Ended June 2025 to the Three Months Ended June 2024

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$15,549	$21,071	$(5,522)	(26%)
Cost of sales	11,554	18,120	(6,566)	(36%)
Gross profit	3,995	2,951	1,044	35%
Operating expenses
Research and development	45,774	39,544	6,230	16%
Selling, general, and administrative	12,571	12,288	283	2%
Loss on disposal of fixed assets	—	19	(19)	*
Total operating expenses	58,345	51,851	6,494	13%
Loss from operations	(54,350)	(48,900)	(5,450)	(11%)
Other expense, net
Interest expense, net	(5,237)	(3,738)	(1,499)	(40%)
Other expense, net	(4,191)	(815)	(3,376)	414%
Total other expense, net	(9,428)	(4,553)	(4,875)	(107%)
Loss before provision for income taxes	(63,778)	(53,453)	(10,325)	(19%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(63,778)	$(53,453)	$(10,325)	(19%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Launch revenue	$6,349	$2,979	$3,370	113%
Spacecraft Solutions revenue	9,200	18,092	(8,892)	(49%)
Total revenue	$15,549	$21,071	$(5,522)	(26%)

Total revenue decreased by $5.5 million, or 26%, to $15.5 million during the three months ended June 30, 2025 from $21.1 million during the three months ended June 30, 2024, primarily driven by the factors discussed below.

Launch Revenue

Launch revenue increased by $3.4 million, or 113%, to $6.3 million during the three months ended June 30, 2025 from $3.0 million during the three months ended June 30, 2024. The increase was primarily driven by $2.5 million in revenue recognized from Eclipse contracts as the Company increased the rate of Eclipse development in 2025. Additionally, $0.9 million of revenue was recognized from contracts for certain engineering services that we began providing in 2025.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue decreased by $8.9 million, or 49%, to $9.2 million during the three months ended June 30, 2025 from $18.1 million during the three months ended June 30, 2024. This was primarily due to $6.8 million in revenue associated with the one-time Korea Advanced Institute of Science and Technology (“KAIST”) mission in the second quarter of 2024 and a $3.1 million decrease in Blue Ghost program revenue related to normal fluctuations in activity across Blue Ghost missions in progress period over period.

Cost of Sales

Cost of sales decreased by $6.6 million, or 36%, to $11.6 million during the three months ended June 30, 2025 from $18.1 million during the three months ended June 30, 2024, aligning with the decrease in revenue. This was due to a $6.1 million decrease related to the one-time KAIST mission in the second quarter of 2024 and a $3.0 million decrease in Blue Ghost program cost of sales due to the impact of relief of loss provisions in connection with certain contract modifications on Blue Ghost Mission 2, offset by a $2.5 million increase in Eclipse cost of sales.

Research and Development

Research and development costs increased by $6.2 million, or 16%, to $45.8 million during the three months ended June 30, 2025 from $39.5 million during the three months ended June 30, 2024. This is partially due to a $1.0 million increase in payroll and compensation expenses related to additional headcount to support continued development of Eclipse and Elytra. There was also an increase of $3.5 million in material and supplies costs primarily due to Eclipse program development, and an increase of $1.8 million in depreciation and amortization expenses related to the completion of test stands and manufacturing facilities that were placed in service during the current year period.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $0.3 million, or 2%, to $12.6 million during the three months ended June 30, 2025 from $12.3 million during the three months ended June 30, 2024. This was primarily driven by a $2.0 million increase in payroll-related expenses due to the expansion of operations, and an increase of $0.4 million in information technology infrastructure costs. This was offset by a decrease of $2.6 million period over period related to the one-time write off and disposal of certain assets during the second quarter of 2024.

Interest Expense, Net

Interest expense, net increased by $1.5 million, or 40%, to $5.2 million during the three months ended June 30, 2025 from $3.7 million during the three months ended June 30, 2024. This increase primarily reflects a $2.3 million decrease in non-cash interest expense related to interest capitalized, resulting from decreased construction in progress period over period resulting from the placement into service of several major assets during 2024. In addition, there was a $1.0 million increase in debt issuance cost amortization from the Company’s entrance into the third amendment to the Term Loan Facility in May 2024. These increases were offset by a $1.8 million increase in interest income driven by a more efficient capital structure, including higher yields from money market holdings.

Provision for Income Taxes

Our provision for income taxes consists of an estimate for federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance to offset all federal and state net deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under ASC 740, Income Taxes.

Comparison of the Six Months Ended June 2025 to the Six Months Ended June 2024

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$71,404	$29,388	$42,016	143%
Cost of sales	65,189	28,360	36,829	130%
Gross profit	6,215	1,028	5,187	505%
Operating expenses
Research and development	93,786	77,179	16,607	22%
Selling, general, and administrative	25,323	21,868	3,455	16%
Loss on disposal of fixed assets	—	22	(22)	*
Total operating expenses	119,109	99,069	20,040	20%
Loss from operations	(112,894)	(98,041)	(14,853)	(15%)
Other expense, net
Interest expense, net	(10,401)	(7,491)	(2,910)	(39%)
Other (expense) income, net	(576)	(692)	116	(17%)
Total other expense, net	(10,977)	(8,183)	(2,794)	(34%)
Loss before provision for income taxes	(123,871)	(106,224)	(17,647)	(17%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(123,871)	$(106,224)	$(17,647)	(17%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Launch revenue	$11,519	$4,281	$7,238	169%
Spacecraft Solutions revenue	59,885	25,107	34,778	139%
Total revenue	$71,404	$29,388	$42,016	143%

Total revenue increased by $42.0 million, or 143%, to $71.4 million during the six months ended June 30, 2025 from $29.4 million during the six months ended June 30, 2024, primarily driven by the factors discussed below.

Launch Revenue

Launch revenue increased by $7.2 million, or 169%, to $11.5 million during the six months ended June 30, 2025 from $4.3 million during the six months ended June 30, 2024. The increase was primarily driven by $5.8 million in revenue recognized from Eclipse contracts as the Company increased the rate of Eclipse development in 2025. Additionally, $1.4 million of revenue was recognized from contracts for certain engineering services that we began providing in 2025.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $34.8 million, or 139%, to $59.9 million during the six months ended June 30, 2025 from $25.1 million during the six months ended June 30, 2024. The increase was primarily driven by $38.0 million of revenue related to the Blue Ghost Mission 1 in the first quarter of 2025, including revenue connected to the successful completion of the mission. There was also a $6.4 million increase in Blue Ghost program revenue due to additional progress on Blue Ghost Mission 2 and the commencement of work on Blue Ghost Mission 3, offset by a $9.6 million decrease related to the one-time Transporter-10 and KAIST missions in the first and second quarters of 2024, respectively.

Cost of Sales

Cost of sales increased by $36.8 million, or 130%, to $65.2 million during the six months ended June 30, 2025 from $28.4 million during the six months ended June 30, 2024, aligning with the increase in revenue. The increase in cost of sales was driven by a $40.5 million increase related to the Blue Ghost program, including the completion of the Blue Ghost Mission 1 during the first quarter of 2025, a $3.2 million increase related to the increase in the rate of Eclipse development, and a $1.2 million increase related to engineering services for the development of launch facilities on Wallops Island, Virginia, which began during 2025. These increases were offset by a $8.2 million decrease in cost of sales related to nonrecurring costs incurred for the one-time Transporter-10 and KAIST missions in the first and second quarters of 2024, respectively.

Research and Development

Research and development costs increased by $16.6 million, or 22%, to $93.8 million during the six months ended June 30, 2025 from $77.2 million during the six months ended June 30, 2024. This was primarily driven by a $6.5 million increase in costs related to the continuing ramp of the Alpha program, a $3.9 million increase in payroll expenses related to the expansion of production capacity, a $3.1 million increase in depreciation and amortization due to additional research and development assets being placed into service, and a $2.4 million increase in insurance expenses and other incremental costs related to our expanding research and development activities.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $3.5 million, or 16%, to $25.3 million during the six months ended June 30, 2025 from $21.9 million during the six months ended June 30, 2024. This increase was driven primarily by $3.7 million in expenses associated with our IPO, as well as additional costs due to the growth of our corporate operations and information technology infrastructure.

Interest Expense, Net

Interest expense, net increased by $2.9 million, or 39%, to $10.4 million during the six months ended June 30, 2025 from $7.5 million during the six months ended June 30, 2024.This increase was primarily driven by a $4.2 million reduction in interest capitalized and a $0.4 million increase in general interest expense during the six months ended June 30, 2025, offset by increases in interest income driven by a more efficient capital structure.

Provision for Income Taxes

Our provision for income taxes consists of an estimate for federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance to offset all federal and state net deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under ASC 740, Income Taxes.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss adjusted for interest expense, net, provision for income taxes, depreciation and amortization, stock-based compensation expense, the change in fair value of warrant liabilities, loss (gain) on disposal of fixed assets, certain one-time IPO related costs, and other expenses. In addition to net loss, we use Adjusted EBITDA to evaluate our business, measure its performance, and make strategic decisions.

We believe that Adjusted EBITDA provides useful information to management, investors, and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net loss is the U.S. GAAP measure most directly comparable to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net loss.

Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The table below presents Adjusted EBITDA, reconciled to net loss for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024

Net loss	$(63,778)	$(53,453)	$(123,871)	$(106,224)
Adjusted for:
Interest expense, net	5,237	3,738	10,401	7,491
Depreciation and amortization	3,920	1,541	7,916	3,037
Stock-based compensation expense	760	425	1,191	834
Change in fair value of warrant liabilities	4,191	31	5,107	31
Loss on disposal of fixed assets	—	19	—	22
One-time costs related to the IPO (1)	1,767	—	4,220	—
Other	—	8	—	33
Adjusted EBITDA	$(47,903)	$(47,691)	$(95,036)	$(94,776)

(1) Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure. We define Free Cash Flow as net cash used in operating activities, less purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from or used in operations that, after purchases of property and equipment, can be used for strategic initiatives, including continuous investment in our business and strengthening our balance sheet.

Free Cash Flow has limitations as a liquidity measure, and you should not consider it in isolation or as a substitute for analysis of our cash flows as reported under U.S. GAAP. Free Cash Flow may be affected in the near to medium term by the timing of capital investments, fluctuations in our growth and the effect of such fluctuations on working capital, and changes in our cash conversion cycle.

The following table presents a reconciliation of net cash (used in) provided by operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	For the Six Months Ended June 30,
($ in thousands)	2025	2024

Net cash used in operating activities	$(84,619)	$(80,815)
Purchases of property and equipment	(11,837)	(21,834)
Free Cash Flow	$(96,456)	$(102,649)

Non-GAAP financial measures have important limitations as analytical tools and you should not consider non-GAAP financial measures in isolation or as a substitute for analyses of our operating results or cash flows as reported under U.S. GAAP. Non-GAAP financial measures may be defined differently by other companies in our industry and may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations, debt service, acquisitions, and other commitments with cash flows from operations and other sources of funding. Our principal sources of liquidity to date have included amounts raised through issuances of equity capital and borrowings under our financing agreements.

Our expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, R&D, debt service requirements, and other general corporate purposes. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll, which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects.

As of June 30, 2025, our working capital position was in a surplus, in which our current assets exceeded our current liabilities. We often make advanced payments to suppliers for services that have not yet been received that are recorded as current or non-current assets depending on whether they are expected to be settled within a year. Additionally, as of June 30, 2025, our current deferred revenue totaled $82.7 million. This is primarily due to the timing and nature of our deferred revenue where advanced payments and billings in excess of revenues recognized are recorded as deferred revenue and recognized into revenue as the Company satisfies the underlying performance obligation. Due to the nature of our supplier and customer contracts as well as the timing of payments, we expect to continue to fluctuate between a surplus and a deficit of net working capital.

Our ability to generate sufficient liquidity from our ongoing operations and capital markets transactions in order to meet our obligations and operating needs will enable us to continue our business operations. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and/or may be unable to advance growth initiatives, either of which could adversely impact our business, financial condition, and results of operations.

As of June 30, 2025, our cash and cash equivalents amounted to $205.3 million, and our financial debt amounted to $148.4 million. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $918.0 million as of June 30, 2025. We believe that our cash will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to raise additional capital and, over time, our ability to generate positive cash flows from operations.

On August 8, 2025, we completed an IPO of 22.2 million shares of our common stock, including the fully exercised over-allotment option of 2.9 million shares granted to the several underwriters, at a public offering price of $45.00 per share, for an aggregate offering price of $998.6 million. We received net proceeds of $933.1 million, net of $57.4 million of underwriting discounts and commissions and $8.1 million of offering costs.

Debt

Prior Credit Agreement

On July 17, 2023, we entered into a credit agreement (as further amended from time to time, the “Credit Agreement”) among the Company and various lenders and U.S. Bank Trust Company, N.A. in its capacity as collateral agent for the lenders. The Credit Agreement provided term loan commitments in the aggregate principal amount of $136.1 million. The Credit Agreement consisted of a term loan commitment of $103.5 million (“Term A Loans”) and a term loan commitment of $32.6 million (“Term B Loans” and, together with the Term A Loans, the “Term Loan Facility”). Borrowings under the Term Loan Facility bore interest at a fixed rate on the unpaid principal amount thereof of 13.875% provided that the fixed rate for Term Loan B Fixed Rate would increase to 19.135% in July 2026. All obligations under the Credit Agreement were guaranteed by the Company and certain subsidiaries of the Company and were secured by substantially all the Company’s assets. The Term Loan Facility was expected to mature on July 17, 2028. The Credit Agreement contained customary mandatory prepayments, customary affirmative covenants and negative covenants, and a minimum cash financial covenant.

The obligations under the Credit Agreement (collectively, “Credit Agreement Obligations”) were guaranteed (the “Credit Agreement Guarantees”) by the Company’s existing and future direct and indirect material wholly-owned subsidiaries, subject to customary exceptions (in such capacity, the “Credit Agreement Guarantors”). The Credit Agreement Obligations were secured by first priority liens on substantially all assets, subject to customary exceptions, of the Company and the Credit Agreement Guarantors.

As of June 30, 2025, there were approximately $136.1 million in principal borrowings outstanding on the Term Loan Facility, consisting of $103.5 million outstanding on Term Loan A and $32.6 million outstanding on Term Loan B.

On August 8, 2025, we used a portion of the net proceeds from the IPO to repay all of the borrowings under the Credit Agreement, together with the specified prepayment premium of $11.4 million, and accrued interest.

See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

New Credit Agreement

On August 8, 2025, we entered into a new revolving credit agreement (the “New Credit Agreement”) providing for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $125.0 million, including a sublimit for the issuance of letters of credit in an amount up to $15.0 million and a sublimit for swingline loans in an amount up to $7.5 million.

The Revolving Credit Facility matures on August 8, 2028. The loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at our option, either (a) term SOFR plus a 3.00% spread or (b) an alternative base rate (as set forth in the New Credit Agreement) plus a 2.00% spread. A commitment fee of 0.375% per annum is applied on the unused commitments under the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by certain of our wholly-owned domestic subsidiaries and secured by substantially all of our assets and the assets of certain of our subsidiaries, in each case, subject to customary exceptions.

The Revolving Credit Facility contains customary affirmative and negative covenants, including limitations on our ability and certain of our subsidiaries’ abilities, to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) voluntarily prepay certain other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business we and certain of our subsidiaries conduct; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness.

In addition, the Revolving Credit Facility requires us to comply with the following financial covenants (subject to certain equity cure rights):

•
Maintenance of minimum liquidity of $50.0 million, tested as of the last day of each fiscal quarter (commencing with the fiscal quarter ending December 31, 2025).
•
Maintenance of minimum of free cash flow of negative $325.0 million (subject to increasing thresholds) tested as of the last day of each fiscal quarter (commencing with the fiscal quarter ending December 31, 2025).
•
At our election, and upon our achieving positive consolidated EBITDA (as calculated under the New Credit Agreement) (a “Leverage Covenant Triggering Event”), the minimum liquidity covenant and the minimum free cash flow covenant will no longer be applicable, and our sole financial covenant following a Leverage Covenant Triggering Event will be maintenance of maximum first lien net leverage ratio not to exceed 4.00:1.00, tested as of the last day of each fiscal quarter.

The Revolving Credit Facility also contains customary events of default, including, among others: (i) failure to pay principal, interest, fees or other amounts under the Revolving Credit Facility when due taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Revolving Credit Facility subject to certain grace periods; (iv) a cross default with respect to other material indebtedness; (v) bankruptcy and insolvency events; (vi) a “change of control” and (vii) the invalidity or impairment of any loan document or any security interest.

Borrowings under the Revolving Credit Facility may vary significantly from time to time depending on our cash needs at any given time.

Preferred Stock and Warrants

We have historically sourced a significant portion of our liquidity through preferred stock issuances. We have had multiple issuances that have raised $877.3 million, net of issuance costs, since inception.

Upon completion of our IPO, all then outstanding shares of our preferred stock was automatically converted into shares of our common stock.

We also have 646,464 outstanding warrants exercisable for shares of Series J Preferred Stock. 0.6 million shares of common stock are reserved for issuance upon the exercise of the Series J Preferred Stock Warrants.

On July 10, 2025, our Board of Directors declared a dividend (the “Preferred Stock Dividend”) payable in shares of our common stock in respect of all accrued and unpaid dividends on the Company’s outstanding shares of Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock held as of July 11, 2025. We paid the Preferred Stock Dividends on July 16, 2025, upon receipt of consents that were required from certain third parties, and issued approximately 3.3 million shares of common stock to the then-existing holders of our Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock.

On August 8, 2025, in connection with the closing of our IPO, all outstanding shares of preferred stock were converted into 105.8 million shares of common stock. In addition, in connection with the IPO, all outstanding common warrants were automatically exercised into 1.0 million shares of common stock. In addition, 0.6 million shares of common stock are reserved for issuance upon exercise of Series J Preferred Stock warrants to purchase preferred stock.

On August 8, 2025, the Company’s Board of Directors declared a dividend (the “IPO Closing Preferred Stock Dividend”) payable in cash in respect of all unpaid dividends on the Company’s outstanding shares of Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock that had accrued following July 11, 2025 through the conversion of such Preferred Stock into shares of common stock on August 8, 2025 in connection with the completion of the IPO. On August 28, 2025, the Company paid the IPO Closing Preferred Stock Dividend in an aggregate amount of $5.0 million in cash.

Cash Flows

The following table summarizes our cash flows, for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
($ in thousands)
Net cash used in operating activities	$(84,619)	$(80,815)
Net cash used in investing activities	$(11,837)	$(21,834)
Net cash provided by financing activities	$180,441	$43,816

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $3.8 million, or 5%, to $84.6 million for the six months ended June 30, 2025 compared to $80.8 million for the six months ended June 30, 2024, primarily due to a year over year increase in net loss of $17.6 million, partially offset by a net increase in cash related to changes in operating assets and liabilities of $4.2 million and a net increase in non-cash expenses of $9.6 million.

The net increase in cash of $4.2 million was primarily attributable to favorable timing of cash receipts and cash payments. We actively manage our accounts receivable and contract liabilities, along with the related aging and collection efforts.

The net increase in non-cash expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by a $4.9 million increase in depreciation and amortization expense due to additional construction projects being placed into service, a $5.1 million increase in non-cash expense related to the change in fair value of warrant liability, and a $0.5 million decrease in non-cash interest expense.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $10.0 million, or 46%, to $11.8 million during the six months ended June 30, 2025 compared to $21.8 million during the six months ended June 30, 2024, reflecting a decrease in cash purchases of property and equipment of $10.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $136.6 million, or 312%, to $180.4 million for the six months ended June 30, 2025 compared to $43.8 million for the six months ended June 30, 2024.

During the six months ended June 30, 2025, net cash provided by financing activities primarily consisted of $184.1 million of proceeds from the issuance of convertible preferred stock.

During the six months ended June 30, 2024, net cash provided by financing activities primarily consisted of $22.2 million of proceeds from the issuance of convertible preferred stock. Additionally, $24.6 million was raised from the issuance of notes payable.

Contractual Obligations and Commitments

Lease Commitments

We lease buildings, launch sites, office facilities, machineries, and computer equipment. These leases are classified as operating or financing leases with various expiration dates through 2042. Our total remaining lease obligations as of June 30, 2025 are $19.1 million, with $1.4 million due in less than one year. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our lease commitments.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates, and assumptions that impact the reported amount of net sales and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate, or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and the use of different judgments, estimates, and assumptions could have a material impact on our unaudited consolidated financial statements. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

Revenue Recognition

We enter into contracts with our customers to provide payload services, engineering services, related components, and licenses to intellectual property. Our performance obligation is satisfied over time since the tasks are performed according to the customer’s specifications, which creates an asset with no alternative use to us and we have an enforceable right to payment for performance completed to date. The measure of progress over time is based upon an input method using a cost-to-cost measure which best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead. If estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is incurred, based on the excess of management’s estimates of total costs to be incurred over revenue to be earned.

Management’s estimates of total costs to be incurred and variable revenue to be earned are highly subjective and dependent on its past experience and operations. Given the Company’s limited history of operations, its rapid development and commercialization of new products, as well as its continued focus on improving and refining its manufacturing processes, these estimates are inherently subject to a high degree of estimation uncertainty and may fluctuate significantly from period to period.

Warrants

The Company’s common and preferred stock warrants are liability classified on the unaudited condensed consolidated balance sheets and, therefore, are recorded to fair value at each reporting period. The Level 3 significant unobservable inputs used in the fair value measurement of the Company’s common and preferred stock warrant liabilities are volatility, term, discount for lack of marketability and probability weighting based on different scenarios including change of control, initial public offering, and default. The fair value of the warrants may fluctuate primarily based on the implied volatility which varies based on future market and industry conditions.

On August 8, 2025, in connection with our IPO, all outstanding common stock warrants were automatically exercised into 1.0 million shares of common stock. In addition, 0.6 million shares of common stock are reserved for issuance upon exercise of outstanding Series J Preferred Stock warrants.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. We have not identified any material impairment losses to date.

Using a discounted cash flow method involves significant judgment and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions, and appropriate discount rates. Judgments are based on historical experience, current market trends, consultations with external valuation specialists, and other information. If facts and circumstances change, the use of different estimates and assumptions could result in a materially different outcome. We generally develop these forecasts based on recent sales data for existing services, acquisitions, and estimated future growth of the market in which we operate.

Recently Issued and Adopted Accounting Standards

Recently issued and newly adopted accounting standards are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of this extended transition period, which means that when a standard is issued or revised and has different application dates for public or private companies, we, as an emerging growth company, may adopt the new or revised standard at the time private companies are required to adopt the new or revised standard. We expect to remain an emerging growth company at least through the end of the fiscal year ending December 31, 2025 and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations within the United States and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and credit risk. Information related to quantitative and qualitative disclosure about this market risk is set forth below.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents and debt. We have cash and cash equivalents totaling $205.3 million and $123.4 million as of June 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents were invested in interest bearing demand deposit accounts and high-quality money market funds. We have outstanding fixed-rate debt totaling $136.1 million as of June 30, 2025. A hypothetical 100-basis point increase in interest rates would decrease the fair value of our fixed-rate debt by approximately $1.4 million, while a hypothetical 100-basis-point decrease in interest rates would increase the fair value of our fixed-rate debt by approximately $1.4 million. As of June 30, 2025, the impact of market risk rate fluctuations on our debt did not affect our results of operations or financial conditions.

Credit Risk

Credit risk arises primarily from receivables from our customers. Credit risk is managed through ongoing credit evaluations of its customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivable. The maximum exposure to credit risk at the reporting date is primarily from accounts receivables which amounted to $5.6 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively.

Item 4. Controls and Procedures

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025, due to the material weakness identified in our internal control over financial reporting described below.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, we have identified a material weakness in our internal control over financial reporting related to our controls around the accounting for certain complex transactions that were not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts to Address Identified Material Weakness

The Company recently hired a Chief Accounting Officer and will continue to utilize subject matter experts to enhance its internal controls processes and remediate this material weakness. While the Company has performed additional accounting analysis and other procedures, including consulting with subject matter experts, to ensure the proper accounting and financial disclosures of these financial instruments, until our remediation plan is implemented, tested and deemed effective, we cannot assure that our actions will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future.

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, during the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us.

Although the results of litigation and claims cannot be predicted with certainty, we do not believe that, if determined adversely to us, the ultimate resolution of any present legal proceedings against us would, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, liquidity or capital resources.

Item 1A. Risk Factors

A description of our risk factors can be found in the section entitled “Risk Factors” in our Registration Statement, with such factors incorporated herein by reference. There have been no material changes in our risk factors from those included in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities we have issued in the quarter ended June 30, 2025. Unless stated otherwise, the sale of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.

Series D Preferred Stock

In the second quarter of 2025, we issued and sold an aggregate of 3.5 million shares of our Series D-1 Preferred Stock in a series of private placements, at a purchase price of $16.9213 per share, for aggregate cash proceeds of $60.0 million to two accredited investors.

In the second quarter of 2025, we issued and sold an aggregate of 0.6 million shares of our Series D-3 Preferred Stock in a private placement, at a purchase price of $18.1504 per share, for aggregate cash proceeds of $10.0 million to one accredited investor.

Use of Proceeds from Registered Securities

On August 8, 2025, we completed an IPO of 22.2 million shares of our common stock, including the fully exercised over-allotment option of 2.9 million shares granted to the several underwriters, at a public offering price of $45.00 per share, for an aggregate offering price of $998.6 million. We received net proceeds of $933.1 million, net of $57.4 million of underwriting discounts and commissions and $8.1 million of offering costs. The offer and sale of all of the shares in the IPO were registered under Securities Act pursuant to the Company’s Registration Statement and the Company’s Registration Statement on Form S-1MEF (File No. 333-289335), which was declared effective immediately upon filing on August 6, 2025.

The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC, J.P Morgan Securities LLC, Jefferies LLC and Wells Fargo Securities, LLC. The offering commenced on August 6, 2025 and did not terminate before all of the shares registered pursuant to the registration statement were sold.

The proceeds from the IPO were used to repay $148.1 million of outstanding borrowings under the Credit Agreement, together with the specified prepayment premium of $11.4 million and accrued interest, and to pay the IPO Closing Preferred Stock Dividend in an aggregate amount of $5.0 million in cash, with the balance being used for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Changes to Compensatory Arrangements of Named Executive Officers

On September 16, 2025, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved retention awards in the form of restricted stock units (“RSUs”) for each of the NEOs, effective as of September 24, 2025 (the “Grant Date”) (which date coincides with the date on which the Company’s trading window opens under its Insider Trading Policy), in the following amounts: 888,889 RSU shares were awarded to Mr. Kim; 222,222 RSU shares were awarded to Mr. Ma; and 88,889 RSU shares were awarded to Mr. Fermon.

The RSUs were granted under the Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (the “Plan”) and, except as otherwise provided in the Restricted Stock Unit Award Agreement, will vest in four nearly equal annual installments on September 16, 2026, 2027 and 2028, subject in each case to the executive’s continued employment with the Company through the respective vesting date.

The aforementioned RSU grants will otherwise be subject to the terms of the Plan and the terms and conditions set forth in the Restricted Stock Unit Award Agreement, the form of which is filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on August 4, 2025, and incorporated herein by reference.

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Firefly Aerospace Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2025).

3.2	Amended and Restated Bylaws of Firefly Aerospace Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Firefly Aerospace, Inc.

Date: September 22, 2025	By:	/s/ Jason Kim
Chief Executive Officer
(Principal Executive Officer)

Date: September 22, 2025	By:	/s/ Darren Ma
Chief Financial Officer
(Principal Financial Officer)