Form 10-Q
period 2025-09-30
Firefly Aerospace Inc.
filed 2025-11-12
CIK 1860160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, the registrant had 159,251,122 shares of common stock, $0.0001 par value, outstanding.

FIREFLY AEROSPACE INC.

QUARTERLY REPORT ON FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Firefly Aerospace Inc. (the “Company”) contains forward-looking statements. Many statements included in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation, statements regarding the expected benefits of the acquisition of SciTec, Inc. (“SciTec”), and other statements regarding our future expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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
•
adverse impacts from current or future disruptions in U.S. government operations, including as a result of delays or reduction in appropriations or regulatory approvals from our programs, or changes in U.S. government funding and budgetary priorities and spending levels;
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
•
our ability to generate sufficient cash to service all of our indebtedness; and
•
the other factors set forth under “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-288646), as amended, initially filed with the Securities and Exchange Commission on July 11, 2025.

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

Firefly Aerospace Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

Item 1. Financial Statements

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$995,162	$123,431
Restricted cash, current	829	424
Accounts receivable, net	5,127	1,004
Advanced payments, current	14,259	52,404
Other current assets	7,425	3,454
Total current assets	1,022,802	180,717
Advanced payments, less current portion	45,365	41,770
Property and equipment, net	142,555	135,575
Restricted cash, less current portion	—	13,703
Right-of-use assets - operating leases	9,944	14,604
Right-of-use assets - finance leases	4,143	3,708
Goodwill	17,097	17,097
Other noncurrent assets	14,286	158
Total assets	$1,256,192	$407,332

Liabilities, temporary equity, and stockholders' equity (deficit)
Current liabilities
Accounts payable	$30,428	$37,633
Accounts payable - related parties	790	86
Accrued expenses	20,171	14,419
Operating lease liability, current	395	1,128
Finance lease liability, current	1,047	856
Deferred revenue, current	95,202	108,069
Notes payable, current	6,985	6,349
Other current liabilities	9,913	10,837
Total current liabilities	164,931	179,377
Operating lease liability, less current portion	10,553	16,466
Finance lease liability, less current portion	2,266	1,996
Deferred revenue, less current portion	74,516	45,904
Notes payable, less current portion	23,228	124,079
Notes payable, less current portion - related parties	—	17,524
Warrant liability	5,267	4,070
Other liabilities, less current portion	26,610	25,956
Total liabilities	$307,371	$415,372
Commitments and contingencies (See Note 10)
Temporary equity
Redeemable convertible preferred stock, $0.0001 par value; 100,000 and 51,033 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 0 and 41,588 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; $0 and $1,227,158 liquidation preference as of September 30, 2025 and December 31, 2024, respectively	—	759,582
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 1,000,000 and 154,397 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 148,138 and 13,241 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16	1
Additional paid-in capital	1,928,027	—
Accumulated deficit	(979,222)	(767,623)
Total stockholders' equity (deficit)	948,821	(767,622)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$1,256,192	$407,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$30,778	$22,370	$102,182	$51,758
Cost of sales	22,288	14,599	87,477	42,959
Gross profit	8,490	7,771	14,705	8,799
Operating expenses
Research and development	48,763	29,858	142,549	107,037
Selling, general, and administrative	21,920	10,305	47,243	32,173
Loss on disposal of fixed assets	—	1,802	—	1,824
Total operating expenses	70,683	41,965	189,792	141,034
Loss from operations	(62,193)	(34,194)	(175,087)	(132,235)
Other expense
Change in fair value of warrant liability	(42,150)	(341)	(47,257)	(372)
Loss on extinguishment of debt	(30,400)	—	(30,400)	—
Interest income (expense), net	1,334	(6,658)	(9,067)	(14,149)
Other (expense) income, net	(3)	403	4,528	(258)
Total other expense, net	(71,219)	(6,596)	(82,196)	(14,779)
Loss before provision for income taxes	(133,412)	(40,790)	(257,283)	(147,014)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	(133,412)	(40,790)	(257,283)	(147,014)
Less: Accretion of dividends of Series C Preferred Stock	2,298	5,354	13,240	15,869
Less: Accretion of dividends of Series D-1 Preferred Stock	4,524	—	21,989	—
Less: Accretion of dividends of Series D-3 Preferred Stock	128	—	394	—
Net loss available to common stockholders	$(140,362)	$(46,144)	$(292,906)	$(162,883)

Net loss per common share
Basic and diluted	$(1.50)	$(3.57)	$(7.25)	$(12.80)
Weighted-average common shares outstanding
Basic and diluted	93,849	12,924	40,389	12,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(257,283)	$(147,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,539	6,510
Loss on sale of fixed assets	—	1,824
Stock-based compensation	5,191	1,296
Change in fair value of warrant liability	47,257	479
Loss on extinguishment of debt	30,400	—
Non-cash interest expense	4,595	5,790
Non-cash inventory write-off	—	247
Changes in operating assets and liabilities:
Accounts receivable	(4,123)	(3,055)
Advanced payments	34,550	(17,205)
Other assets	(996)	5,460
Accounts payable	(5,300)	10,956
Accounts payable - related parties	704	(1,312)
Accrued expenses	(5,035)	(5,941)
Other liabilities	(11,812)	19,334
Right-of-use assets	1,549	2,562
Lease liabilities	(6,646)	(3,616)
Deferred revenue	15,745	6,292
Net cash used in operating activities	$(137,665)	$(117,393)

Cash flows from investing activities
Purchases of property and equipment	(20,757)	(30,041)
Net cash used in investing activities	$(20,757)	$(30,041)

Cash flows from financing activities
Proceeds from issuance of common stock	943,736	—
Payments of offering costs associated with IPO	(4,208)	—
Proceeds from issuance of Preferred Stock, net	235,506	22,186
Principal payments on finance leases	(1,166)	(595)
Proceeds from issuance of notes payable	—	48,990
Payment of IPO Closing Preferred Stock Dividend	(4,990)	—
Proceeds from notes payable - related parties	—	25,000
Repayment of notes payable - related parties	(21,117)	—
Payments on notes payable	(131,457)	(2,181)
Payments of debt issuance costs	(2,083)	(2,301)
Proceeds from repayment of employee note	396	206
Proceeds from exercise of stock options	2,238	407
Net cash provided by financing activities	$1,016,855	$91,712

Net increase (decrease) in cash and cash equivalents and restricted cash	$858,433	$(55,722)

Cash and cash equivalents and restricted cash
Balance, beginning of period	137,558	95,146
Balance, end of period	$995,991	$39,424

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	995,162	26,359
Restricted cash, current	829	1,087
Restricted cash, non-current	—	11,978
Total cash and cash equivalents and restricted cash at the end of the period	$995,991	$39,424

Supplemental disclosures of cash flow information
Cash paid for interest	$14,443	$16,828

Non-cash investing and financing activities
Property and equipment additions in accounts payable	$1,905	$170
Capitalized interest (paid in kind)	$683	$—
Issuance of debt in exchange of software licenses	$664	$—
Acquisition of software license assets and obligations	$10,633	$—
Right-of-use asset acquired in exchange for finance lease liabilities	$1,625	$470
Net exercise of Common Warrants into common stock	$46,060	$—
Unpaid deferred offering costs associated with IPO	$7,195	$—
Preferred Stock issuance costs not yet paid	$3,510	$—
Issuance of common stock to settle Preferred Stock Dividends	$86,124	$—
Conversion of Preferred Stock to common stock upon IPO	$937,087	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible				Additional		Total
	Preferred Stock*		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Equity (Deficit)
Balance as of December 31, 2024	41,588	$759,582	13,241	$1	$—	$(767,623)	$(767,622)
Issuance of common stock under equity plan	—	—	489	1	747	—	748
Stock-based compensation	—	—	15	—	431	—	431
Issuance of Series D-1 Preferred Stock, net	6,858	115,304	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	12,188	—	—	(1,178)	(11,010)	(12,188)
Net loss	—	—	—	—	—	(60,093)	(60,093)
Balance as of March 31, 2025	48,446	$887,074	13,745	$2	$—	$(838,726)	$(838,724)
Issuance of common stock under equity plan	—	—	263	—	231	—	231
Stock-based compensation	—	—	—	—	760	—	760
Issuance of Series D-1 Preferred Stock, net	3,546	59,812	—	—	—	—	—
Issuance of Series D-3 Preferred Stock, net	551	10,000	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	16,485	—	—	(991)	(15,494)	(16,485)
Net loss	—	—	—	—	—	(63,778)	(63,778)
Balance as of June 30, 2025	52,543	$973,371	14,008	$2	$—	$(917,998)	$(917,996)
Issuance of common stock under equity plan	—	—	1,833	1	1,655	—	1,656
Stock-based compensation	—	—	—	—	4,000	—	4,000
Issuance of Series D-4 Preferred Stock, net	2,811	47,880	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	6,950	—	—	—	(6,950)	(6,950)
Issuance of common stock to settle Preferred Stock Dividends	—	(86,124)	3,251	—	11,976	74,148	86,124
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and other offering costs	—	—	22,190	2	932,331	—	932,333
IPO Closing Preferred Stock Dividend	—	(4,990)	—	—	(4,990)	4,990	—
Conversion of Preferred Stock to common stock upon IPO	(55,354)	(937,087)	105,832	11	936,995	—	937,006
Net exercise of Common Warrants into common stock	—	—	1,024	—	46,060	—	46,060
Net loss	—	—	—	—	—	(133,412)	(133,412)
Balance as of September 30, 2025	—	$—	148,138	$16	$1,928,027	$(979,222)	$948,821

Firefly Aerospace Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible				Additional		Total
	Preferred Stock*		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Equity (Deficit)
Balance as of December 31, 2023	29,760	$535,864	12,410	$1	$—	(504,486)	$(504,485)
Issuance of common stock under equity plan	—	—	179	—	224	—	224
Stock-based compensation	—	—	—	—	409	—	409
Issuance of Series C Preferred Stock, net	1,307	21,000	—	—	—	—	—
Issuance of Series M Preferred Stock, net	68	1,090	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	5,219	—	—	(633)	(4,586)	(5,219)
Net loss	—	—	—	—	—	(52,771)	(52,771)
Balance as of March 31, 2024	31,135	$563,173	12,589	$1	$—	$(561,843)	$(561,842)
Issuance of common stock under equity plan	—	—	284	—	214	—	214
Stock-based compensation	—	—	—	—	425	—	425
Issuance of Series C Preferred Stock, net	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock, net	6	96	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	5,296	—	—	(639)	(4,657)	(5,296)
Net loss	—	—	—	—	—	(53,453)	(53,453)
Balance as of June 30, 2024	31,141	$568,565	12,873	$1	$—	$(619,953)	$(619,952)
Issuance of common stock under equity plan	—	—	121	—	174	—	174
Stock-based compensation	—	—	—	—	462	—	462
Accretion of redeemable convertible preferred stock	—	5,354	—	—	(636)	(4,718)	(5,354)
Net loss	—	—	—	—	—	(40,790)	(40,790)
Balance as of September 30, 2024	31,141	$573,919	12,994	$1	$—	$(665,461)	$(665,460)

* Refer to Note 11 for details of the classes of Preferred Stock and movements therein.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. The Company, Liquidity, and Basis of Presentation

Firefly Aerospace Inc., together with its wholly owned subsidiaries (collectively, “Firefly” or the “Company”), is based in Cedar Park, Texas. The Company was incorporated under the laws of the State of Delaware on January 27, 2017, and commenced operations on May 1, 2017.

On August 8, 2025, the Company completed an initial public offering (“IPO”) of shares of its common stock, par value $0.0001 per share. The Company’s common stock trades on the NASDAQ under the ticker “FLY”.

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

As an early-stage company with a limited commercial operating history, Firefly is subject to all the risks and expenses associated with a start-up company. The Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel, and support the expense of marketing new products based on innovative technology. The Company expects to transition to operating as a manufacturing company, capable of producing and selling products at scale, as of the date the technological feasibility of the Alpha rocket is confirmed. The Company defines technological feasibility as satisfying three specific conditions: (i) reaching product qualification, (ii) achieving production readiness, and (iii) having successfully deployed a customer’s payload into its specific orbit and final destination. The Company has successfully deployed customer payloads into their specific orbits or destinations as of September 30, 2025. The Company’s executive leadership comprised of at least the Chief Operating Officer and the Chief Technology Officer shall determine at what point the Company’s products have been fully qualified to reach technological feasibility and full-rate production. Until this determination is made, the Company has not recorded any inventory amounts, and all costs incurred are expensed.

Liquidity and Initial Public Offering

The unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. From inception, the Company has incurred an accumulated deficit totaling $979.2 million and $767.6 million as of September 30, 2025 and December 31, 2024, respectively, and has incurred $137.7 million and $117.4 million in negative cash flows from operations during the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company raised $244.7 million, through its Series D-1, Series D-3, and Series D-4 Preferred Stock financings.

On August 8, 2025, the Company completed its IPO of an aggregate of 22.2 million shares of its common stock, par value $0.0001, which includes the exercise in full by the underwriters of their option to purchase an additional 2.9 million shares of common stock, at a public offering price of $45.00 per share, for an aggregate offering price of $998.6 million. The Company received aggregate proceeds of $932.3 million, net of $57.4 million of underwriting discounts and commissions and $11.4 million of offering costs.

In connection with the closing of the IPO, all outstanding shares of the Company's Preferred Stock (as defined in Note 11. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock) were converted into 105.8 million shares of common stock. All outstanding Common Warrants were automatically exercised into 1.0 million shares of common stock and 0.6 million shares of common stock are reserved for issuance upon exercise of the Series J Warrants (each as defined in Note 7. Fair Value Measurement).

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

On August 8, 2025, the Company used a portion of the net proceeds from the IPO to repay the Term Loans under the Financing Agreement (each as defined in Note 9. Notes Payable and Warrants), together with the specified prepayment premium of $11.4 million, and accrued interest.

Certain of the Company's previously granted and outstanding stock options included both service-based and performance-based vesting conditions. The performance condition related to these awards was satisfied upon the effectiveness of the IPO, resulting in the one-time recognition of $3.0 million of stock-based compensation expense.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “Commission”) for interim financial information. Certain information and disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements theretofore the year ended December 31, 2024, included in the Registration Statement on Form S-1 (File No. 333-288646), as amended, initially filed with the Commission in connection with the Company's IPO on July 11, 2025. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair statement of the unaudited condensed consolidated balance sheets, statements of net loss and comprehensive loss, statements of cash flows, and statements of convertible preferred stock and stockholders’ equity (deficit) for these interim periods. The results for the interim period are not necessarily indicative of the results that may be expected for a full year. All intercompany balances and transactions have been eliminated.

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

Concentration of Credit Risk

Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. The Company’s revenue related to its major customers during the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Customer 1	64.9%	75.6%	78.0%	62.2%
Customer 2	1.5%	24.3%	10.1%	18.4%
Customer 3	17.4%	0.0%	5.2%	0.0%
Customer 4	0.0%	0.0%	0.0%	13.2%

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Recently Issued Accounting Standards

ASU 2023-06

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain disclosure requirements from the Commission into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics, allow investors to more easily compare entities subject to the Commission’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the Commission’s regulations. The effective date for each amendment will be the date on which the Commission’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company does not expect that ASU 2023-06 will have a material impact on its consolidated financial statements.

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

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company does not expect that ASU 2025-05 will have a material impact on its consolidated financial statements.

ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

3. Revenue

The following table presents revenue disaggregated by type for the three and nine months ended September 30, 2025 and 2024:

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Launch revenue	$9,424	$13,242	$20,943	$17,523
Spacecraft Solutions revenue	21,354	9,128	81,239	34,235
Total revenue	$30,778	$22,370	$102,182	$51,758

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

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $723.1 million. The Company expects to recognize approximately 20.7% of its remaining performance obligations as revenue within the next 12 months. The remaining performance obligations are expected to be recognized over the next five years.

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

The Company had Launch contract assets of $2.5 million as of September 30, 2025. The Company did not have any contract asset balances as of December 31, 2024.

Deferred revenue consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Launch	$75,643	$65,403
Spacecraft Solutions	$89,970	87,291
Other	$4,105	1,279
Total deferred revenue	$169,718	$153,973

During the nine months ended September 30, 2025 and 2024, the Company recognized $67.2 million and $47.9 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of each period.

Loss Contracts

The Company recognizes a contract loss when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices. The Company did not recognize any new material loss provisions during the three and nine months ended September 30, 2025 and 2024, respectively.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

4. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Machinery and equipment	$46,865	$42,040
Test stands	39,914	37,209
Buildings	48,999	48,830
Land and land improvements	4,472	3,505
Construction in progress	23,159	17,551
Furniture and fixtures	1,262	1,200
Computer equipment	2,900	2,156
Software	1,142	1,122
Vehicles	430	421
Leasehold improvements	9,881	7,283
Total	$179,024	$161,317
Less: Accumulated depreciation	(36,469)	(25,742)
Property and equipment, net	$142,555	$135,575

Depreciation expense was $4.6 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $12.5 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively, and was recorded in the unaudited condensed consolidated statements of net loss within cost of sales, research and development, and selling, general, and administrative expenses.

5. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Payroll-related expenses	$7,348	$5,918
Professional services expenses	8,105	4,000
Other accrued expenses	4,718	4,501
Accrued expenses	$20,171	$14,419

6. Goodwill

The Company completed its annual goodwill impairment assessment as of October 1, 2024 and determined that no adjustments to the carrying value of goodwill were necessary. Goodwill is allocated to the Company’s single reporting unit, which is both its sole operating segment and only reportable segment. The carrying amount of the Company’s goodwill was $17.1 million at both September 30, 2025 and December 31, 2024.

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

The Company issued warrants to purchase Series J Preferred Stock (the “Series J Warrants”) in connection with the Company’s entrance into the Term Loans (as defined in Note 9. Notes Payable and Warrants) and issued warrants to purchase common stock (the “Common Warrants”, together with the “Series J Warrants”, the “Warrants”) and two tranche obligations: (1) the RPM Call Option and (2) the Majority Sponsor Top-Up (both as defined in Note 11. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock) in connection with the Company’s issuance of the Series D-1 Preferred Stock. The Company determined that the Warrants and tranche obligations should be classified as either liabilities or assets on the unaudited condensed consolidated balance sheets depending on valuation and are recorded at fair value both initially and subsequently, with changes in fair value recorded through earnings. The Warrants are recorded within warrant liability, the RPM Call Option is recorded within other current liabilities, and the Majority Sponsor Top-Up is recorded within other current assets on the audited consolidated balance sheet as of December 31, 2024. In March 2025, the Majority Sponsor Top-Up expired unexercised when the total amount of Series D-1 Preferred Stock purchased by investors exceeded $250.0 million. On March 24, 2025, the RPM Call Option was terminated via amendment of the Series D stock purchase agreement. As a result, the $0.2 million Majority Sponsor Top-Up and $4.2 million RPM Call Option were derecognized from the unaudited condensed consolidated balance sheet as of September 30, 2025, and recognized in other income, net in the unaudited condensed consolidated statement of net loss and comprehensive loss for the nine months ended September 30, 2025.

Prior to the Company’s IPO on August 8, 2025, the Company used a Monte Carlo simulation model and probability weighted valuations based on different scenarios including change of control, IPO and default scenarios to value the Warrants. The value per Warrant under the change of control scenario was the average value per unit under 50,000 Monte Carlo simulations, the value per Warrant under the IPO scenario was based on the number of common stock equivalent shares (including the Warrants) and total estimated equity value of the Company, and the value per Warrant under the default scenario was assumed to be zero.

In connection with the IPO, the Common Warrants were net exercised into 1.0 million shares of common stock. The Series J Warrants remain outstanding and continue to be classified as liabilities and remeasured at fair value as of September 30, 2025.

Following the IPO, the Company determines the fair value of the Series J Warrants based on the intrinsic value method, calculated as the difference between the trading price of its common stock and the exercise price of the Series J Warrants. As of September 30, 2025, the fair value per Series J Warrant was $8.1475 per warrant.

The following tables present the key inputs applied in the valuations of the Series J Warrants as of December 31, 2024:

	December 31, 2024
	Change of Control Scenario	IPO Scenario	Default Scenario
Average value per Series J Warrant	$8.43	$2.86	$—
Event weighting	55%	15%	30%
Weighted average value per Series J Warrant	$4.64	$0.43	$—
Total probability weighted average value per Series J Warrant			$5.07

The following tables present the key inputs applied in the valuations of the Common Warrants as of December 31, 2024:

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

The Company did not issue any Warrants during the three and nine months ended September 30, 2025. The fair value remeasurement of the Series J Warrants resulted in an increase in fair value of $2.7 million and $2.4 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.

The Company recognized losses of $39.5 million and $44.8 million related to the Common Warrants through their net exercise on August 8, 2025, during the three and nine months ended September 30, 2025, respectively.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The fair value of the Series J Warrants as of September 30, 2025 was $5.3 million.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$622,256	$—	$—	$622,256
Money market funds	372,906	—	—	372,906
Total financial assets	$995,162	$—	$—	$995,162
Liabilities:
Series J Warrants	—	5,267	—	5,267
Total financial liabilities	$—	$5,267	$—	$5,267

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

During the three and nine months ended September 30, 2025, the Company recorded $5.3 million in transfers from Level 3 to Level 2 due to an increase in available observable inputs in market data upon completion of the IPO. There were no transfers between levels within the fair value hierarchy during the three and nine months ended September 30, 2024.

8. Leases

The following table presents lease expense recognized during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of-use assets	$442	$217	$1,190	$676
Interest on lease liabilities	110	112	355	348
Operating lease expense	182	601	977	1,886
Total lease expense	$734	$930	$2,522	$2,910

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The operating lease for the Company’s primary office location expired on March 31, 2024. The Company is currently on a month-to-month lease and in negotiations with the landlord to renew the lease. During 2025, the Company reassessed the expected renewal term of one of its operating leases, which resulted in decreases in the related right-of-use asset and lease liability of $4.3 million and $4.5 million, respectively.

Operating and finance lease right-of-use assets and liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$9,944	$14,604
Finance lease right-of-use assets	$4,143	$3,708

Liabilities:
Current:
Operating lease liabilities	$395	$1,128
Finance lease liabilities	$1,047	$856
Noncurrent:
Operating lease liabilities	$10,553	$16,466
Finance lease liabilities	$2,266	$1,996

As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

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

As a result, the Company continues to reflect the manufacturing equipment on its unaudited condensed consolidated balance sheets in property and equipment, net, and continues to recognize depreciation expense over its estimated useful life. In 2024, the Company recorded an initial financing liability of $34.7 million, net of transaction costs, in notes payable. As of September 30, 2025, the Company’s related notes payable, current and non-current, were $5.9 million and $22.6 million, respectively. As of December 31, 2024, the Company’s related notes payable, current and non-current, were $5.5 million and $27.1 million, respectively. The Company does not recognize rent expense related to these purchase and leaseback agreements. Instead, periodic lease payments are recognized as interest expense and reductions of the principal balance of the finance liability.

For the three months ended September 30, 2025, payments of $1.4 million were made under the purchase and leaseback agreements, including interest expense of $0.6 million, and during the nine months ended September 30, 2025, payments of $4.1 million were made under the purchase and leaseback agreements, including interest expense of $1.8 million.

For the three months ended September 30, 2024, payments of $1.0 million were made under the purchase and leaseback agreements, including interest expense of $0.5 million, and during the nine months ended September 30, 2024, payments of $1.2 millions were made under the purchase and leaseback agreements, including interest expenses of $0.7 million.

The Company is required to maintain a minimum cash balance of $22.5 million throughout the term of the purchase and leaseback agreements.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

9. Notes Payable and Warrants

Financing Agreement

On July 17, 2023, the Company entered into a financing agreement (as amended from time to time and last amended August 13, 2024, the “Financing Agreement”) among the Company, as the Borrower, certain subsidiaries of the Company (collectively, “Guarantors”), lenders (the “Lenders”) and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (“Agent”). The Financing Agreement provided term loans in the aggregate principal amount of $136.1 million, comprised of $103.5 million principal amount of term A loans (the “Term A Loans”) and $32.6 million principal amount of term B loans (the “Term B Loans,” and together with the Term A Loans, and along with the incremental term loans from subsequent amendments from time to time, the “Term Loans”). The Term Loans mature on July 17, 2028 (the “Term Loan Maturity Date”).

All obligations under the Financing Agreement were guaranteed by the Company and Guarantors, comprised of all wholly owned domestic subsidiaries of the Company other than certain excluded subsidiaries, and were secured by substantially all of the Company’s assets.

An AON Insurance Policy was issued to the Agent on behalf of the Lenders, which indemnified the Lenders up to $103.5 million of the Term A Loans for any loss incurred if the Company fails to pay the Term Loans when due. The Company paid the initial insurance premium of $15.0 million using the proceeds from the Term Loans. The Company was required to pay the insurer an exit fee equal to 0.75% of the principal amount of the Term A Loans on the date on which the loans were prepaid.

The Financing Agreement required the Company to fund certain collateral accounts, comprised of interest reserve accounts and an insurance premium reserve account. Cash interest due but not paid from available unrestricted cash was payable from the interest reserve accounts, and funds deposited in the insurance premium account were used to pay the insurance premiums when due.

The Company paid $18.7 million in debt issuance costs, including both lender fees and third-party costs, using the proceeds of the Term Loans.

The Term Loans bore fixed interest rates. The interest rate for the Term A Loans was 13.875% per annum. The interest rate for the Term B Loans is 13.875% per annum from the initial closing date to the third anniversary of the initial closing date and 19.135% per annum thereafter until the Term Loan Maturity Date. Interest was computed on the basis of a 360‑day year for the actual number of days elapsed and payable monthly in cash and in arrears on the last business day of each calendar month.

Mandatory prepayments were required to be made upon the occurrence of certain events. Voluntary prepayments were permitted in whole or in part at any time. All prepayments were subject to a specified premium that applies for the first 32 months following the initial closing date, calculated as the present value of the sum of the amounts of each unpaid interest payment due during the specified premium period computed using a discount rate equal to the treasury rate on the day one business day prior to the date of prepayment, plus 0.5%.

The Financing Agreement contained certain covenants including a requirement for a minimum cash balance, financial covenants, and negative covenants customary for transactions of this type, including a specific covenant to the interest reserve accounts to maintain a minimum interest reserve amount equal to 7.9% of the aggregate balance of the Term Loans.

The initial debt issuance costs, including the insurance premium paid, estimated second premium and final premium, exit fee and discount created by allocating proceeds to the fair value of the Series J Warrants issued in connection with the issuance of the Term Loans (see below “Warrants to Purchase Series J Preferred Stock” for details), were deferred and amortized to interest expense over the contractual term of the Term Loans using the effective interest method.

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Term Loans Extinguishment

On August 8, 2025, the Company completed its IPO and used a portion of the net proceeds to fully repay the outstanding Term Loans under the Financing Agreement. The repayment included the principal amounts of the outstanding Term Loans, accrued interest, and applicable prepayment premiums.

As a result of the extinguishment, the Company recognized a loss on extinguishment of debt of $30.4 million in the three and nine months ended September 30, 2025, which includes the write-off of unamortized debt issuance costs, specified premium, and the exit fee associated with the Term A Loans and Term B Loans. The specified premium applicable to the prepayment was calculated in accordance with the terms of the Financing Agreement.

Following the repayment, all obligations under the Financing Agreement, including guarantees and collateral arrangements, were terminated. The interest reserve accounts and insurance premium reserve account were released, and the related restricted cash balances were reclassified to unrestricted cash.

Interest expense recognized related to the Term Loans for the three and nine months ended September 30, 2025 was as follows:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Contractual interest expense	$2,055	$11,605
Amortization of debt issuance costs	759	4,315
Total interest expense	$2,814	$15,920

The following table presents the net carrying amounts of the Term Loans as of December 31, 2024:

	Principal Amount Outstanding	Unamortized Debt Issuance Costs	Net Carrying Amount
Term A Loans	$103,500	$17,611	$85,889
Term B Loans	32,617	5,550	27,067
Total	$136,117	$23,161	$112,956

Interest expense recognized related to the Term Loans for the three and nine months ended September 30, 2024 was as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Contractual interest expense	$5,181	$14,201
Amortization of debt issuance costs	1,315	5,403
Total interest expense	$6,496	$19,604

Series J Warrants

In connection with the execution of the Financing Agreement and issuance of the Term Loans, the Company issued to the Lenders detachable Series J Warrants to purchase an aggregate of 0.6 million shares of Series J Preferred Stock with a 10-year term and an exercise price of $21.1725 per share (subject to certain adjustments). The Series J Warrants are classified as liabilities as they embody an obligation to repurchase the Company’s equity. The Series J Warrants are measured at fair value both initially and subsequently with changes in fair value recognized through earnings.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Convertible Notes

On August 13, 2024, the Company issued $25.0 million in subordinated convertible promissory notes (the “Convertible Notes”) to AE Industrial as the lender. The Convertible Notes accrued 15% interest per annum payable at maturity or upon early prepayment and had an original maturity date of August 18, 2028. The Convertible Notes were subordinated to all other senior indebtedness of the Company.

Pursuant to the terms of the Convertible Notes, the outstanding principal and accrued interest of the Convertible Notes would automatically share settle into the same preferred stock issued to investors at the closing of a qualified financing event, at a settlement price equal to the price of such preferred stock being offered in such financing event. A qualified financing event is a transaction in which the Company sells and issues new preferred shares, including to investors other than AE Industrial or its affiliates.

In the event of a consolidation, or merger of the Company where there is a change of control or a sale, lease or other disposition of all or substantially all of the assets of the Company (“Sale”) prior to a qualified financing event, the Company was required to redeem the Convertible Notes for cash equal to the greater of the outstanding principal plus accrued interest and the amount the lender would have received if the entire outstanding principal amount and all accrued and unpaid interest on the Convertible Notes had been converted into Series C-1 Preferred Stock shares of the Company at the Series C-1 Conversion Price immediately prior to, but contingent upon, the closing of such event.

If neither a qualified financing event or a Sale event occurred prior to the maturity date, the outstanding principal and accrued interest of the Convertible Notes would automatically convert into Series C-1 Preferred Stock of the Company at a conversion price equal to the original issue price of the Series C Preferred Stock (subject to certain adjustments). Series C-1 Preferred Stock would have the same terms as to the Series C Preferred Stock. The outstanding principal and accrued interest of the Convertible Notes could be accelerated by the lender upon the occurrence and continuation of an event of default.

The redemption upon a Sale event feature required bifurcation as an embedded derivative. However, such embedded derivative only had de minimis value given that the probability of the triggering event was considered remote.

The Company did not incur material debt issuance costs. As a result, the effective interest rate of the Convertible Notes is equal to the contractual interest rate of 15% per annum.

The outstanding principal of $25.0 million and accrued interest of $0.8 million of the Convertible Notes automatically share settled into 1.5 million shares of Series D-1 Preferred Stock when the Company closed on the Series D Preferred Stock financing on October 31, 2024. Such settlement was accounted for as a debt extinguishment transaction with no gain or loss being recognized given that the settlement price was at par amount and there was no unamortized debt issuance cost at the time of settlement. Refer to Note 11. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock for further detail on the Series D-1 Preferred Stock.

Revolving Line of Credit

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

In connection with the execution of the Revolving Credit Facility, the Company incurred $2.4 million in lender fees, which was deferred and capitalized in other noncurrent assets on the unaudited condensed consolidated balance sheets. As of September 30, 2025, no amounts have been drawn under the Revolving Credit Facility.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

10. Commitments and Contingencies

Contingencies

The Company recognized $15.7 million and $19.5 million in contingent liabilities related to Spaceflight, Inc. contracts as of September 30, 2025 and December 31, 2024, respectively, which is included in other non-current liabilities in the unaudited condensed consolidated balance sheets.

11. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock

Preferred Stock Conversion

On August 8, 2025, in connection with the Company's IPO, all of the then-outstanding shares of the Company’s redeemable convertible preferred stock (collectively, the “Preferred Stock”) were automatically converted into 105.8 million shares of common stock.

At December 31, 2024, the Company’s Preferred Stock consisted of the following:

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

Dividends

On July 10, 2025, the Company’s Board of Directors declared a dividend (the “Preferred Stock Dividend”) payable in shares of the Company's common stock in respect of all accrued and unpaid dividends on the Company’s outstanding shares of Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock held as of July 11, 2025. The Company paid the Preferred Stock Dividend on July 16, 2025, upon receipt of consents that were required from certain third parties, and issued approximately 3.3 million shares of common stock to the then-existing holders of its Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock.

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

Warrants to Purchase Common Stock

On October 31, 2024, the Company entered into the Series D Purchase Agreement with certain investor parties and on the same date sold 10.4 million shares of its Series D-1 Preferred Stock at a purchase price of $16.9213 per share for aggregate gross proceeds of $175.5 million (the “Series D Initial Closing”), including $25.8 million principal and accrued interest from the conversion of the subordinated convertible promissory notes. On November 15, 2024, the Company completed a subsequent closing (the “Series D Second

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Closing”) and sold an additional 0.1 million shares of Series D-1 Preferred Stock at $16.9213 per share for aggregate gross proceeds of $1.3 million.

In connection with the issuance of the Series D-1 Preferred Stock at the Series D Initial Closing, the Company issued investors the Common Warrants to purchase an aggregate of 1.0 million shares of common stock with a ten-year term and exercise price of $0.91 per share (subject to certain adjustments). The Common Warrants were classified as derivative liabilities as they contained a change of control provision that could result in the holders receiving a settlement amount exceeding the fair value of the Common Warrants at the time of settlement and such provision could have also resulted in the Common Warrants being redeemed outside of the Company’s control. The Common Warrants were measured at fair value both initially and subsequently with changes in fair value recognized through earnings. The fair value of the Common Warrants was $1.3 million upon issuance, which created a discount on the Series D-1 Preferred Stock that discount was accreted to the redemption value of the Series D-1 Preferred Stock as part of the subsequent remeasurement of the Series D-1 Preferred Stock. In connection with the IPO on August 8, 2025, all Common Warrants were exercised into the Company’s common stock.

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

The Tranche Obligations are measured at fair value both initially and subsequently with changes in fair value recognized through earnings. Upon issuance, the aggregate value of the Tranche Obligations created a discount on the Series D-1 Preferred Stock and this discount was accreted to the redemption value of the Series D-1 Preferred Stock as part of the subsequent remeasurement of the Series D-1 Preferred Stock. In March 2025, the Majority Sponsor Top-Up expired unexercised when the total amount of Series D Preferred Stock purchased by investors exceeded $250.0 million. On March 24, 2025, the RPM Call Option was terminated via amendment of the Series D Purchase Agreement. As a result, the Majority Sponsor Top-Up and RPM Call Option were derecognized from the unaudited condensed consolidated balance sheet, with all related amounts recognized in other income, net.

12. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.

The Company had no income tax expense for either the three or nine months ended September 30, 2025 or for the three and nine months ended September 30, 2024, income tax expense was primarily attributable to the valuation allowance established against U.S. federal and state deferred income tax assets.

13. Related Party Transactions

Investments and Debts

The following transactions occurred between the Company and AE Industrial, which acquired the Company during 2022 and held a 39.63% equity interest in the Company as of September 30, 2025. Even though the Company is part of AE Industrial’s portfolio of companies, it is not a part of AE Industrial’s consolidated tax return and files its tax returns independently.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

During the nine months ended September 30, 2025, AE Industrial purchased 0.3 million shares of the Series D-1 Preferred Stock for an aggregate purchase price of $5.0 million and received $4.5 million for services related to the issuance of Series D-4 Preferred Stock, including placement, negotiation, and closing activities pursuant to a prior agreement. Refer to Note 11. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock for further detail.

On August 8, 2025, in connection with the Company’s IPO, the Company repaid in full the Term Loans under the Financing Agreement, $21.1 million of which was held by AE Industrial. The repayment occurred prior to the contractual maturity of the Term Loans and triggered early extinguishment fees under the Financing Agreement, including specified premium and exit fees totaling $1.8 million payable to AE Industrial. Refer to Note 9. Notes Payable and Warrants for further detail.

Accounts Payable and Expenses

On August 8, 2025, the Company entered into an Amended and Restated Consulting Agreement (the “Consulting Agreement”) with AE Industrial Operating Partners, LLC (“AE Operating”), an affiliate of AE Industrial. Under the Consulting Agreement, the Company will pay AE Operating an annual fee of approximately $2.4 million for consulting and advisory services until the earlier of August 8, 2027, or the time AE Industrial beneficially owns less than 10% of the Company’s outstanding common stock. Expenses recorded under this agreement for the three and nine months ended September 30, 2025 were $0.3 million.

In addition to AE Industrial, G.S. Precision and Redwire Corporation are also related parties of the Company, as these entities are part of AE Industrial’s portfolio and share a common board of directors. Belcan, LLC was a related party of the Company until August 31, 2024.

The following is a summary of the Company’s related party accounts payable as of September 30, 2025 and December 31, 2024, and related party research and development and selling, general, and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	September 30, 2025	December 31, 2024
Accounts payable:
AE Industrial	$46	$46
Redwire Corporation	744	40
	$790	$86

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses:
AE Industrial	$989	$150	$1,139	$450
G.S. Precision	—	—	223	—
Redwire Corporation	1,173	—	1,425	797
Belcan, LLC	—	129	—	543
	$2,162	$279	$2,787	$1,790

In the normal course of business, the Company engages in transactions with certain vendors and customers where AE Industrial maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three and nine months ended September 30, 2025 and 2024, transactions with other companies in AE Industrial’s investment portfolio were not material to the Company’s unaudited condensed consolidated financial statements.

14. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, restricted stock units, convertible notes and stock options. For the three and nine months ended September 30, 2025 and 2024, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive. The Company has determined that all series of Preferred Stock are participating securities under the two-class method, however, holders of the Preferred Stock are not required to fund losses. Dividends have been accreted for the Company’s outstanding shares of Series C, Series D-1 and Series D-3 Preferred Stock (refer to Note 11. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock for further detail).

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Consolidated net loss	$(133,412)	$(40,790)	$(257,283)	$(147,014)
Less: Accretion of dividends of Series C Preferred Stock	2,298	5,354	13,240	15,869
Less: Accretion of dividends of Series D-1 Preferred Stock	4,524	—	21,989	—
Less: Accretion of dividends of Series D-3 Preferred Stock	128	—	394	—
Net loss available to common stockholders	$(140,362)	$(46,144)	$(292,906)	$(162,883)
Denominator:
Weighted average common shares outstanding – basic and diluted	93,849	12,924	40,389	12,728
Net loss per share attributable to common stockholders – basic and diluted	$(1.50)	$(3.57)	$(7.25)	$(12.80)

A summary of the total number of securities excluded from diluted net loss per share that could be potentially dilutive in the future is as follows:

	September 30, 2025	September 30, 2024
Convertible Series Seed Preferred Stock	—	2,023
Convertible Series Seed-1 Preferred Stock	—	3,273
Convertible Series A Preferred Stock	—	6,005
Convertible Series B Preferred Stock	—	5,869
Convertible Series C Preferred Stock	—	11,159
Convertible Series M Preferred Stock	—	2,812
Series J Warrants	646	646
Stock options	15,500	14,125
Restricted stock units	2,959	—
Total	19,105	45,912

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table includes the significant expense categories and amounts that are regularly provided to the CODM:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$30,778	$22,370	$102,182	$51,758
Less:
Cost of sales	(22,288)	(14,599)	(87,477)	(42,959)
Compensation(1)	(28,130)	(19,955)	(74,182)	(59,958)
Materials and consumables(1)	(18,014)	(8,067)	(55,729)	(40,209)
Contractors and outside services (1)	(3,695)	(1,638)	(11,231)	(7,972)
Depreciation and amortization(1)	(3,574)	(2,598)	(9,573)	(7,287)
Interest expense, net	1,334	(6,658)	(9,067)	(14,149)
Change in fair value of warrant liability	(42,150)	(341)	(47,257)	(372)
Loss on extinguishment of debt	(30,400)	—	(30,400)	—
Other segment items(2)	(17,273)	(9,304)	(34,549)	(25,866)
Net loss and comprehensive loss	$(133,412)	$(40,790)	$(257,283)	$(147,014)

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

The Company does not recognize revenue or hold material property and equipment outside of the United States for the three and nine months ended September 30, 2025, and as of September 30, 2025 and December 31, 2024, respectively.

16. Subsequent Events

SciTec Acquisition

On October 5, 2025, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Big Bend RV Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Firefly, Big Bend FW Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company, SciTec, Inc., a New Jersey corporation (and, following the consummation of the restructuring transactions contemplated by the Reorganization Agreement, SciTec, LLC, a Delaware limited liability company, collectively, “SciTec”), the individuals executing a signature page thereto, including the trustee named therein as the representative of the SciTec, Inc. Employee Stock Ownership Plan, SciTec Holdco, Inc., a Delaware corporation, and James Lisowski, as representative for the non-ESOP Sellers thereunder. The acquisition will advance Firefly’s comprehensive space services by adding mission-proven defense software analytics, remote sensing, and multi-phenomenology data expertise. The transactions contemplated by the Reorganization Agreement (collectively, the “SciTec Acquisition”) closed on October 31, 2025.

The aggregate purchase price paid upon closing was $855.6 million consisting of (i) $300 million in cash and (ii) 11,111,116 shares of the Company's common stock. The closing cash purchase price remains subject to certain customary post-closing adjustments.

Due to the limited time since the acquisition date, the initial accounting for the SciTec Acquisition is not yet complete. We are not able to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired or supplemental pro forma revenue or earnings of the combined businesses.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Amended and Restated Credit Agreement

On November 7, 2025, the Company amended the revolving credit agreement, which provides the Company with the Revolving Credit Facility. The amendment, among other things, increased the commitments under the Revolving Credit Facility by $135.0 million for an aggregate principal amounts of $260.0 million. The Revolving Credit Facility will mature on August 8, 2028.

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

Spacecraft Solutions: Firefly is the only company to achieve a fully successful Moon landing, completing all 17 objectives set out before launch. We expect our Blue Ghost lander to fly annual missions to the Moon, with payload services customized to the technology and exploration goals of our customers. Offering ride-share opportunities and dedicated missions, Blue Ghost is built to host and deliver payloads nearly anywhere on the lunar surface. Blue Ghost Mission 2 will land on the far side of the Moon and conduct at least 10 days of lunar surface operations with the Blue Ghost lander, with an Elytra Dark spacecraft supporting as a communications relay. Elytra Dark is one of three Elytra configurations supporting on-orbit servicing missions. This Elytra Dark spacecraft is expected to remain operational in lunar orbit for up to five years. Mission 2 is fully manifested with both NASA and commercial payloads, including a commercial rover and a ride-sharing international satellite. Blue Ghost Mission 3, already under contract from NASA, has selected Blue Origin as the partner to deliver their rover to the lunar surface. Blue Ghost Mission 4 was awarded in July 2025 by NASA for landing at the Moon’s south pole region. Additionally, we have been selected by a proprietary commercial customer for a separate dedicated Blue Ghost lander mission.

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

Customers: Our track record of success and our reputation as a trusted provider for our customers results in a highly attractive, diversified business model defined by significant backlog and cash flow visibility. Strong customer demand backs our financial profile with approximately $1.3 billion in backlog and multi-launch agreements across our product lines as of September 30, 2025. Underpinning our financial profile is the combination of efficient contract structure and milestone-based billing. Before launch, we typically have collected approximately 90% of the total contract value, which is highly advantageous as production ramps. We are also differentiated in our ability to successfully execute on fixed firm price contracts. We are ahead of the curve as the industry shifts in favor of fixed firm price contracts and are well-positioned to capitalize on this change.

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

Our full suite of manufacturing capabilities is supplemented by four launch sites, which will continue to enhance flexibility and responsiveness for our missions. We are currently launching from the Vandenberg Space Force Base launch site in California. Additional launch sites are under construction at Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space

Center in Sweden, and we plan to unlock future launch pad capacity from expected expansion at Cape Canaveral Space Force Station in Florida. Our significant scale and unique blueprint are strategically planned to support our increasing launch cadence as we grow.

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

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Backlog	$1,278,266	$1,098,793

The increase in backlog from December 31, 2024 to September 30, 2025 was primarily due to Blue Ghost Mission 4, two new contracts for Alpha, and two new contracts for engineering services related to the development of launch facilities on Wallops Island, Virginia and Esrange Space Center in Sweden.

The following amounts relate to executed multi-launch agreements where the missions have not yet been scheduled as of the backlog date. These amounts are included as part of the total backlog.

	As of
($ in thousands)	September 30, 2025	December 31, 2024
Multi-launch agreement backlog	$344,800	$344,800

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

As of the date of this report the U.S. government has been shutdown since October 1, 2025, and the duration of the shutdown is unknown. A continuing prolonged U.S. government shutdown or the adoption of a "continuing resolution" requiring the government to operate on funding levels equivalent to its prior fiscal year, could have an adverse impact on our results and growth plans. Additionally, a prolonged shutdown and any subsequent lapse in federal funding could cause U>S> federal government agencies to reduce their purchases under contracts, exercise their right to terminate contracts, or delay or pause new programs or funding existing programs, all of which could decrease our revenue and materially adversely impact our business, revenue, results of operations, and financial condition.

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

We expect to continue to ramp up our launch cadence as we increase our production rate on Alpha rockets, and complete development of Eclipse. We successfully completed our first lunar landing on March 2, 2025, with additional Blue Ghost missions planned in 2026 and 2028. Empowered by our successful Blue Ghost mission and common technologies across spacecraft, we believe we are well positioned to unlock adjacent markets and contracts via our multi-mission orbital vehicle, Elytra. Any delays in commencing our missions, including due to delays or cost overruns in obtaining licenses or other regulatory approvals, launch delays or failures, such as the event on September 29, 2025 during the testing of our Alpha Flight 7 rocket at our facility in Briggs, Texas, which resulted in damage to the test stand, or entering into future agreements with additional customers could adversely impact our ability to generate revenue, results of operations and growth plans. We have approximately $1.3 billion in backlog, as of September 30, 2025, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our backlog.

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

Change in Fair Value of Warrant Liability – represents the period-over-period remeasurement gain or loss recognized related to our liability-classified warrants.

Loss on Extinguishment of Debt – represents the excess of the reacquisition price over the carrying amount of debt upon repayment.

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

Results of Operations

Comparison of the Three Months Ended September 2025 to the Three Months Ended September 2024

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$30,778	$22,370	$8,408	38%
Cost of sales	22,288	14,599	7,689	53%
Gross profit	8,490	7,771	719	9%
Operating expenses
Research and development	48,763	29,858	18,905	63%
Selling, general, and administrative	21,920	10,305	11,615	113%
Loss on disposal of fixed assets	—	1,802	(1,802)	*
Total operating expenses	70,683	41,965	28,718	68%
Loss from operations	(62,193)	(34,194)	(27,999)	(82%)
Other expense, net
Change in fair value of warrant liability	(42,150)	(341)	(41,809)	*
Loss on extinguishment of debt	(30,400)	—	(30,400)	*
Interest income (expense), net	1,334	(6,658)	7,992	120%
Other (expense) income, net	(3)	403	(406)	*
Total other expense, net	(71,219)	(6,596)	(64,623)	(980%)
Loss before provision for income taxes	(133,412)	(40,790)	(92,622)	(227%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(133,412)	$(40,790)	$(92,622)	(227%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Launch revenue	$9,424	$13,242	$(3,818)	(29%)
Spacecraft Solutions revenue	21,354	9,128	12,226	134%
Total revenue	$30,778	$22,370	$8,408	38%

Total revenue increased by $8.4 million, or 38%, to $30.8 million during the three months ended September 30, 2025 from $22.4 million during the three months ended September 30, 2024, primarily driven by the factors discussed below.

Launch Revenue

Launch revenue decreased by $3.8 million, or 29%, to $9.4 million during the three months ended September 30, 2025 from $13.2 million during the three months ended September 30, 2024, primarily due to a lower launch cadence, with no Alpha launches during the third quarter of 2025, compared to one launch during the third quarter of 2024. This decrease was offset by $3.6 million for engineering services fees related to the development of launch facilities, which began during 2025.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $12.2 million, or 134%, to $21.4 million during the three months ended September 30, 2025 from $9.1 million during the three months ended September 30, 2024. The increase was primarily driven by a $10.0 million Blue Ghost Mission 1 contract addendum for the provision of additional science and operational data, as well as continued growth in our Spacecraft Solutions programs across product offerings.

Cost of Sales

Cost of sales increased by $7.7 million, or 53%, to $22.3 million during the three months ended September 30, 2025 from $14.6 million during the three months ended September 30, 2024, aligning with the increases in revenue related to our Spacecraft Solutions programs and launch facility development services.

Research and Development

Research and development costs increased by $18.9 million, or 63%, to $48.8 million during the three months ended September 30, 2025 from $29.9 million during the three months ended September 30, 2024. This is primarily driven by an increase of $13.5 million in costs related to Alpha and Eclipse, with the remainder related to nonrecurring Blue Ghost and Elytra development, and other internal R&D investments.

On September 29, 2025, during testing at Firefly’s facility in Briggs, Texas, the first stage of Firefly’s Alpha Flight 7 rocket experienced an event that resulted in damage to the test stand. The event resulted in no material impact to the Company's results of operations, as the affected test stand was fully depreciated prior to the event. The Company wrote-off certain test stand assets of $1.8 million against previously accumulated depreciation during the three months ended September 30, 2025 as a result of the event.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $11.6 million, or 113%, to $21.9 million during the three months ended September 30, 2025 from $10.3 million during the three months ended September 30, 2024. This was primarily driven by $7.4 million in one-time transaction costs and stock-based compensation expense related to the IPO, and other nonrecurring transaction costs. The remaining increase was driven by headcount and information technology costs related to the expansion of our corporate operations as a public company.

Interest Income (Expense), Net

Interest income (expense), net increased by $8.0 million, or 120%, to $1.3 million of income during the three months ended September 30, 2025 from $6.7 million of expense during the three months ended September 30, 2024. This reflects both an increase in interest income driven by money market returns on our IPO proceeds, and a decrease in interest expense due to the payoff of the Term Loans with a portion of the IPO proceeds.

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

Comparison of the Nine Months Ended September 2025 to the Nine Months Ended September 2024

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$102,182	$51,758	$50,424	97%
Cost of sales	87,477	42,959	44,518	104%
Gross profit	14,705	8,799	5,906	67%
Operating expenses
Research and development	142,549	107,037	35,512	33%
Selling, general, and administrative	47,243	32,173	15,070	47%
Loss on disposal of fixed assets	—	1,824	(1,824)	*
Total operating expenses	189,792	141,034	48,758	35%
Loss from operations	(175,087)	(132,235)	(42,852)	(32%)
Other expense, net
Change in fair value of warrant liability	(47,257)	(372)	(46,885)	*
Loss on extinguishment of debt	(30,400)	—	(30,400)	*
Interest expense, net	(9,067)	(14,149)	5,082	36%
Other income (expense), net	4,528	(258)	4,786	*
Total other expense, net	(82,196)	(14,779)	(67,417)	(456%)
Loss before provision for income taxes	(257,283)	(147,014)	(110,269)	(75%)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(257,283)	$(147,014)	$(110,269)	(75%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Launch revenue	$20,943	$17,523	$3,420	20%
Spacecraft Solutions revenue	81,239	34,235	47,004	137%
Total revenue	$102,182	$51,758	$50,424	97%

Total revenue increased by $50.4 million, or 97%, to $102.2 million during the nine months ended September 30, 2025 from $51.8 million during the nine months ended September 30, 2024, primarily driven by the factors discussed below.

Launch Revenue

Launch revenue increased by $3.4 million, or 20%, to $20.9 million during the nine months ended September 30, 2025 from $17.5 million during the nine months ended September 30, 2024, primarily driven by engineering services fees related to the development of launch facilities, which commenced during 2025.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $47.0 million, or 137%, to $81.2 million during the nine months ended September 30, 2025 from $34.2 million during the nine months ended September 30, 2024. The increase was primarily driven by the successful Blue Ghost Mission 1, including a $10.0 million contract addendum for the provision of additional science and operational data. Increases from the continued growth in our Spacecraft Solutions programs across product offerings were offset by a $9.6 million decrease related to the one-time Transporter-10 and KAIST missions in the first and second quarters of 2024, respectively.

Cost of Sales

Cost of sales increased by $44.5 million, or 104%, to $87.5 million during the nine months ended September 30, 2025 from $43.0 million during the nine months ended September 30, 2024, aligning with the increase in revenue from the completion of our successful Blue Ghost Mission 1 during the first quarter of 2025, Eclipse program development, and engineering services fees related to the development of launch facilities, offset by nonrecurring costs incurred related to the one-time Transporter-10 and KAIST missions in the first and second quarters of 2024, respectively.

Research and Development

Research and development costs increased by $35.5 million, or 33%, to $142.5 million during the nine months ended September 30, 2025 from $107.0 million during the nine months ended September 30, 2024. This was primarily driven by a $28.7 million increase in Alpha and Eclipse development costs, with the remainder related to nonrecurring Blue Ghost and Elytra development and other internal R&D investments.

On September 29, 2025, during testing at Firefly’s facility in Briggs, Texas, the first stage of Firefly’s Alpha Flight 7 rocket experienced an event that resulted in damage to the test stand. The event resulted in no material impact to the Company's results of operations, as the affected test stand was fully depreciated prior to the event. The Company wrote-off certain test stand assets of $1.8 million against previously accumulated depreciation during the nine months ended September 30, 2025 as a result of the event.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $15.1 million, or 47%, to $47.2 million during the nine months ended September 30, 2025 from $32.2 million during the nine months ended September 30, 2024. This increase was driven primarily by $11.6 million one-time transaction costs and stock-based compensation expense associated with the IPO, and other nonrecurring transaction costs. The remaining increase was driven by headcount and information technology costs related to the expansion of our corporate operations.

Interest Expense, Net

Interest expense, net decreased by $5.1 million, or 36%, to $9.1 million during the nine months ended September 30, 2025 from $14.1 million during the nine months ended September 30, 2024. This reflects both an increase in interest income driven by money market returns on our IPO proceeds, and a decrease in interest expense due to the payoff of the Term Loans with a portion of the IPO proceeds.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss adjusted for interest (income) expense, net, provision for income taxes, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability, loss on disposal of fixed assets, loss on extinguishment of debt, certain one-time costs related to the IPO, transaction-related expenses, and certain other items that are not expected to recur in the future or that management does not view as reflective of the performance of the business. In addition to net loss, we use Adjusted EBITDA to evaluate our business, measure its performance, and make strategic decisions.

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

The table below presents Adjusted EBITDA, reconciled to net loss for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024

Net loss	$(133,412)	$(40,790)	$(257,283)	$(147,014)
Adjusted for:
Interest (income) expense, net	(1,334)	6,658	9,067	14,149
Depreciation and amortization	6,447	3,482	14,363	6,519
Stock-based compensation expense	4,000	462	5,191	1,296
Change in fair value of warrant liability	42,150	341	47,257	372
Loss on disposal of fixed assets	—	1,802	—	1,824
Loss on extinguishment of debt	30,400	—	30,400	—
One-time costs related to the IPO (1)	3,792	—	8,012	—
Transaction-related expenses	1,528	—	1,528	—
Other (2)	97	—	97	33
Adjusted EBITDA	$(46,332)	$(28,045)	$(141,368)	$(122,821)

(1) Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.

(2) Other includes loss on foreign exchange and executive severance.

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

The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow:

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024

Net cash used in operating activities	$(137,665)	$(117,393)
Purchases of property and equipment	(20,757)	(30,041)
Free Cash Flow	$(158,422)	$(147,434)

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

As of September 30, 2025, our working capital position was in a surplus, in which our current assets exceeded our current liabilities. We often make advanced payments to suppliers for services that have not yet been received that are recorded as current or non-current assets depending on whether they are expected to be settled within a year. Additionally, as of September 30, 2025, our current deferred revenue totaled $95.2 million. This is primarily due to the timing and nature of our deferred revenue where advanced payments and billings in excess of revenues recognized are recorded as deferred revenue and recognized into revenue as the Company satisfies the underlying performance obligation. Due to the nature of our supplier and customer contracts as well as the timing of payments, we expect to continue to fluctuate between a surplus and a deficit of net working capital.

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

As of September 30, 2025, our cash and cash equivalents amounted to $995.2 million, and our financial debt amounted to $30.2 million. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $979.2 million as of September 30, 2025. We believe that our cash will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to raise additional capital and, over time, our ability to generate positive cash flows from operations.

Our liquidity is affected by government budget and spending levels. If a prolonged government shutdown occurs, we could be at risk of reduced orders, program cancellations, and other disruptions and nonpayment. However, we do not have anticipated or owed payments from our government contracts through the end of the fiscal year that will have a significant impact on our liquidity and our cash on hand is expected to be adequate to meet our liquidity requirements for the foreseeable future.

On August 8, 2025, we completed an IPO of 22.2 million shares of our common stock, including the fully exercised over-allotment option of 2.9 million shares granted to the several underwriters, at a public offering price of $45.00 per share, for an aggregate offering price of $998.6 million. We received net proceeds of $932.5 million, net of $57.4 million of underwriting discounts and commissions and $11.2 million of offering costs.

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

On November 7, 2025, the Company amended the credit agreement, which provides the Company with the Revolving Credit Facility. The amendment, among other things, increased the commitments under the Revolving Credit Facility by $135.0 million for an aggregate principal amount of $260.0 million. The Revolving Credit Facility will mature on August 8, 2028.

Borrowings under the Revolving Credit Facility may vary significantly from time to time depending on our cash needs at any given time. As of September 30, 2025, no amounts were drawn under the Revolving Credit Facility.

Preferred Stock and Warrants

We have historically sourced a significant portion of our liquidity through preferred stock issuances. We have had multiple issuances that have raised $925.2 million, net of issuance costs, since inception.

We also have 0.6 million outstanding warrants exercisable for shares of Series J Preferred Stock. The Company has reserved 0.6 million shares of common stock for issuance upon the exercise of the Series J Preferred Stock Warrants.

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

Cash Flows

The following table summarizes our cash flows, for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
($ in thousands)
Net cash used in operating activities	$(137,665)	$(117,393)
Net cash used in investing activities	$(20,757)	$(30,041)
Net cash provided by financing activities	$1,016,855	$91,712

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $20.3 million, or 17%, to $137.7 million for the nine months ended September 30, 2025 compared to $117.4 million for the nine months ended September 30, 2024, primarily due to a year over year increase in net loss of $110.3 million, partially offset by a net increase in cash related to changes in operating assets and liabilities of $5.2 million and a net increase in non-cash expenses of $84.8 million.

The net increase in cash related to changes in operating assets and liabilities of $5.2 million was primarily attributable to favorable timing of cash receipts and cash payments. We actively manage our accounts receivable and contract liabilities, along with the related aging and collection efforts.

The net increase in non-cash expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by a $7.0 million increase in depreciation and amortization expense due to additional construction projects being placed into service, a $46.8 million increase in non-cash expense related to the change in fair value of warrant liability, the $30.4 million loss on extinguishment of debt upon the repayment of the Term Loans, and a $1.2 million decrease in non-cash interest expense.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $9.3 million, or 31%, to $20.8 million during the nine months ended September 30, 2025 compared to $30.0 million during the nine months ended September 30, 2024, reflecting a decrease in cash purchases of property and equipment of $9.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $925.1 million, or 1,009%, to $1.0 billion for the nine months ended September 30, 2025 compared to $91.7 million for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, net cash provided by financing activities primarily consisted of $943.7 million of proceeds from the IPO and $235.5 million in net proceeds from the issuance of Preferred Stock. This was offset by $131.5 million primarily driven by the repayment of the Term Loans.

During the nine months ended September 30, 2024, net cash provided by financing activities primarily consisted of $22.2 million of proceeds from the issuance of convertible preferred stock. Additionally, $49.0 million was raised from the issuance of notes payable.

Contractual Obligations and Commitments

Lease Commitments

We lease buildings, launch sites, office facilities, machineries, and computer equipment. These leases are classified as operating or financing leases with various expiration dates through 2042. Our total remaining lease obligations as of September 30, 2025 are $14.3 million, with $1.4 million due in less than one year. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our lease commitments.

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

Warrants

The Company’s warrants are liability classified on the unaudited condensed consolidated balance sheets and, therefore, are recorded to fair value at each reporting period. Prior to the Company's IPO, the Level 3 significant unobservable inputs used in the fair value measurement of the Company’s warrant liability were volatility, term, discount for lack of marketability and probability weighting based on different scenarios including change of control, IPO, and default. Following the IPO, the Company determines the fair value of the warrant liability based on the intrinsic value method, calculated as the difference between the trading price of the Company's common stock and the exercise price of the warrants. The fair value of the warrant liability may fluctuate based on the trading price of its common stock which varies based on future market and industry conditions.

On August 8, 2025, in connection with our IPO, all outstanding Common Warrants were automatically exercised into 1.0 million shares of common stock. In addition, 0.6 million shares of common stock are reserved for issuance upon exercise of outstanding Series J Warrants.

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

Interest Rate Risk

Although we no longer have any fixed-rate debt outstanding as of September 30, 2025, we are exposed to interest rate risk primarily though our Revolving Credit Facility, which we may draw upon in the future and bears interest at the compounded SOFR plus a 3% spread. As of September 30, 2025, there were no borrowings under the Revolving Credit Facility.

Credit Risk

Credit risk arises primarily from receivables from our customers. Credit risk is managed through ongoing credit evaluations of its customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivable. The maximum exposure to credit risk at the reporting date is primarily from accounts receivable, which amounted to $5.1 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described below, during the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, we identified a material weakness in our internal control over financial reporting related to our controls around the accounting for certain complex transactions that were not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2025 we implemented a series of remediation measures designed to address the identified material weakness. These measures included the following:

•
appointing an experienced Chief Accounting Officer in March 2025 with significant experience in public company reporting and complex transactions;
•
engaging consultants with experience in the review of unique and complex accounting topics, who consulted with management on complex transactions and reporting; and

•
implementing standardized financial control and reporting processes.

After completing testing of the design and operating effectiveness of the new controls, we have concluded that the identified material weakness has been fully remediated as of September 30, 2025.

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

Item 1A. Risk Factors

A description of our risk factors can be found in the section entitled “Risk Factors” in our Registration Statement, with such factors incorporated herein by reference. Except as set forth below, there have been no material changes in our risk factors from those included in our Registration Statement.

We may not realize the potential benefits and synergies sought with our recent acquisition of SciTec.

On October 31, 2025, the Company completed its acquisition of SciTec. The success of the acquisition, including anticipated benefits and synergies, depends in part on our ability to successfully integrate SciTec’s business. We believe that there are significant benefits and synergies that may be realized, including allowing for the advancement of Firefly’s comprehensive space services by adding mission-proven defense software analytics, remote sensing, and multi-phenomenology data expertise. However, we may fail to realize these benefits and synergies for a variety of reasons, including:

•
potential incompatibility or difficulties integrating and harmonizing technologies, including financial reporting systems;
•
costs of integrating exceeding original estimates;
•
the loss of key employees; and
•
failure to combine SciTec’s core capabilities into Firefly’s products efficiently and effectively.

Further, our integration efforts could disrupt both companies’ existing operations and also divert management attention and resources. If we experience difficulties with the integration process, the anticipated benefits of the acquisition, including anticipated sales and growth opportunities, may not be realized fully, or at all, and may take longer to realize than expected. Failure to achieve the anticipated benefits of the acquisition could adversely affect our results of operations, financial condition and cash flows, decrease or delay the accretive effect of the acquisition and negatively impact the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities we have issued in the quarter ended September 30, 2025. Unless stated otherwise, the sale of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.

Series D Preferred Stock

In the third quarter of 2025, we issued and sold an aggregate of 2.8 million shares of our Series D-4 Preferred Stock in a private placement, at a purchase price of $20.8896 per share, for aggregate cash proceeds of $58.7 million to 13 accredited investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Reorganization, by and among Firefly Aerospace Inc., Big Bend RV Merger Sub, Inc., Big Bend FW Merger Sub, LLC, SciTec, Inc., SciTec Holdco, Inc., the Sellers named therein and the Sellers' Representative named therein, dated as of October 5, 2025 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 6, 2025).

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
10.1

Registration Rights Agreement, dated as of August 8, 2025, by and among Firefly Aerospace Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2025).

10.2

Form of Indemnification Agreement between Firefly Aerospace Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2025).

10.3

Credit Agreement, dated as of August 8, 2025, among Firefly Aerospace Inc., the other loan parties party thereto, the lenders and issuing banks party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2025).

10.4

First Amendment to Credit Agreement, dated as of November 7, 2025, among Firefly Aerospace Inc., the other loan parties party thereto, the lenders and issuing banks party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 10, 2025).

10.5

Director Nomination Agreement, dated as of August 6, 2025, by and among Firefly Aerospace Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2025).

10.6

Amended and Restated Consulting Agreement, dated as of August 8, 2025, between Firefly Aerospace Inc. and AE Industrial Operating Partners, LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2025).

10.7	Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2025).
10.8	Firefly Aerospace Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2025).
10.9

Form of Restricted Stock Unit Award Agreement under the Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2025).

10.10

Form of Option Award Agreement under the Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 28, 2025).

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

Firefly Aerospace, Inc.

Date: November 12, 2025	By:	/s/ Jason Kim
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Darren Ma
Chief Financial Officer
(Principal Financial Officer)