Form 10-K
period 2025-12-31
Firefly Aerospace Inc.
filed 2026-03-20
CIK 1860160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-42789

Firefly Aerospace Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5194980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1320 Arrow Point Drive #109 Cedar Park, TX	78613
(Address of principal executive offices)	(Zip Code)

512 893-5570

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FLY	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There was no public trading market for the registrant's common stock as of June 30, 2025, the last business day of the registrant's most recently completed second quarter, and therefore the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

As of March 17, 2026, the registrant had 159,952,387 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Firefly Aerospace Inc. (the “Company,” “Firefly,” “we,” “us” or “our”) contains forward-looking statements. Statements included in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation, statements regarding the expected benefits of the acquisition of SciTec, Inc. (“SciTec”), and other statements regarding our future expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Annual Report on Form 10-K are forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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
•
adverse impacts from future disruptions in U.S. government operations, including as a result of delays or reduction in appropriations or regulatory approvals from our programs, or changes in U.S. government funding and budgetary priorities and spending levels;
•
our dependence on contracts entered into in the ordinary course of business and our dependence on major customers and vendors;
•
our success in developing new technology;
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
•
potential benefits and synergies in connection with the SciTec acquisition;

ii

•
our ability to implement and maintain effective internal control over financial reporting in the future; and
•
our ability to generate sufficient cash to service all of our indebtedness.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date hereof. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments unless otherwise expressly indicated.

Each of the terms the “Company,” “Firefly,” “we,” “our,” “us” and similar terms used herein refer collectively to Firefly Aerospace Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

iii

PART I

Item 1. Business.

Overview

Firefly is a market-leading space and defense technology company with an established track record of success providing comprehensive mission solutions to national security, government, and commercial customers. Our mission is to enable responsive, regular, and reliable launch, transit, and operations in space for our customers across the globe. Backed by our world-class team and proven technology, we have designed, developed, and deployed our class-leading launch vehicles and dynamic spacecraft solutions to support critical customer missions across the space domain. As a leader of responsive mission solutions and the only commercial company to achieve a fully successful Moon landing, we are a partner of choice for national security, government, and commercial customers for their critical space missions. As a U.S.-based company, our purpose-built family of products aligns with the ongoing paradigm shift in government missions and procurement processes, where speed, dependability, efficiency, and economics drive customer decision-making. On August 8, 2025, we completed an initial public offering (“IPO”) of shares of our common stock.

We have differentiated and scalable platforms of Launch and Spacecraft Solutions with flight heritage. Within Launch, we have two offerings built on common technologies: Alpha and Eclipse. Our operational launch vehicle, Alpha, is the first and only U.S.-based orbital rocket in the 1,000 kilograms class to successfully reach orbit, with five launches completed successfully. Alpha's successful launches include responsive space missions, which are a significant differentiator for Firefly and a critical national defense solution that Firefly intends to expand to hypersonic test capabilities. Our second offering, Eclipse, a reusable and scaled up version of Alpha, is in final development in partnership with Northrop Grumman and is expected to deliver 16,000-kilogram payloads to Low Earth Orbit (“LEO”) and can access Medium Earth Orbit (“MEO”), Geostationary Orbit (“GEO”), Highly Elliptical Orbit (HEO) and Trans-lunar Injection (TLI).

Our Spacecraft Solutions platforms consist of our Blue Ghost and Elytra vehicles, and software and sensor solutions offerings added through our recent acquisition of SciTec. Blue Ghost and Elytra are highly maneuverable spacecraft enabled by high performance rocket engine technology. Our Blue Ghost lander is the only commercial vehicle to ever achieve a fully successful Moon landing and the first U.S.-based lander to successfully complete a lunar surface mission since NASA's Apollo 17 in 1972. We have a flight-proven spacecraft that has operated in LEO, MEO, GEO, and Cislunar orbits. Elytra is our high-thrust spacecraft platform creating new categories for space domain awareness and warfighting, long-range communications relays, lunar imaging, on-orbit edge processing, and advanced space exploration. Elytra is capable of a wide-range of spacecraft missions across multiple orbits, including satellite delivery, on-orbit transfers, hosted payloads, communications relay, and more-which positions us to help establish a dominant U.S. and allied national security position in space. Elytra will support near-term Blue Ghost missions, highlighting both space-readiness and scalability of the underlying technology. Elytra will also support a responsive on-orbit mission for the U.S. Department of War's (the “DoW”) Defense Innovation Unit (“DIU”) and perform multiple rendezvous proximity operations and space domain awareness operations on demand. We have enhanced these offerings—by providing a host of advanced solutions, including missile warning and defense, on-orbit processing, and space domain awareness through our acquisition of SciTec. These foundational capabilities and underlying technologies form the basis of our responsive, dedicated, and scalable solutions that are evolving alongside the rapidly shifting defense technology and space landscape.

SciTec is an established provider of critical national security software and big data processing capabilities. The acquisition of SciTec bolsters Spacecraft Solutions hardware with AI-enabled defense software proven in operations for missile defense warning and defense, intelligence, surveillance and reconnaissance, space domain awareness, remote sensing and analysis, and autonomous command and control. SciTec's big data processing for national security and commercial customers includes cloud-based, on-premise, and edge processing of high-volume data at rate from satellites across all orbits to assist in rapid decision making for warfighters, support defense applications, and unlocks new service categories for commercial and government deep space missions. More broadly, SciTec's support of national security programs advances U.S. and allied defense capabilities, including Golden Dome, with a full suite of hardware and software for space-based interceptor missions, hypersonic test mission, and space domain awareness missions.

We operate in a highly attractive and growing industry. According to McKinsey’s report from 2024, the global space economy is projected to reach $1.8 trillion in value by 2035 driven by accelerating national security and commercial demand. In recent years, record demand for satellites caused a supply shortage of orbital launch vehicles. In 2024, nearly 2,800 satellites launched to orbit, representing more than a 500% increase in demand for launch services compared to just five years prior, according to a 2025 report by BryceTech. The scarcity of launch capacity and increasing government and commercial demand has led these customers to seek out defense technology companies with cost-efficient and proven production systems for increasing capacity.

In the 21st century, space evolved from frontier exploration into a critical domain for global infrastructure and contested dominance. From 2024 - 2029, the DoW’s average proposed space budget has increased 82% from 2018 - 2023 averages. Governments from militarily competitive and adversarial countries continue to make significant investments in space and develop their capabilities, which we believe makes our unique mission solutions a crucial resource for the United States’ national defense strategy. Space is the critical backbone of national security communications, intelligence gathering, and support for terrestrial military operations. As one of the only U.S.-based commercial companies currently equipped to provide reliable access to launch, transit, and operations in space, we are leading the way in end-to-end services for the rapidly expanding defense, space exploration, and commercial space markets.

Our products are designed to address our customers’ space and defense technology needs. Within Launch, we provide satellite customers with reliable, regular, and rapid access to space. Including its inaugural launch in 2021, Alpha has conducted seven launches and has more than 30 planned launches under contract as of December 31, 2025. The successful Alpha Flight 2 mission made us the first U.S. company to achieve orbit on the second attempt. Our leading launch offerings are tailored to support the demands of our customers in the national security space. The VICTUS NOX mission using Alpha set a new responsive launch record for the U.S. Space Force (the “USSF”), with a turnaround time from notification to launch in approximately 24 hours, shattering the previous industry record of 21 days. The mission established a responsive launch defense capability that previously did not exist, which provides critical warfighting advantages to the United States. As a result of the success of VICTUS NOX, we have won additional responsive launch contracts for Alpha, including the VICTUS SOL and VICTUS HAZE missions.

Alpha is an attractive platform for providing hypersonic flight test capabilities to the DoW and other federal agencies, and is contracted to be utilized for MACH-TB, the DoW’s Multi-Service Advanced Capability Hypersonics Test Bed, enabling rapid innovation, integration, and deployment of the hypersonic capabilities our national defense demands. Our Alpha platform allows us to provide cost effective hypersonic test capabilities, making us a partner of choice for defense companies looking to advance in the arena of hypersonics.

The Eclipse rocket is a next-generation vehicle designed to fill a gap in the current launch market. Building on the scalable technological foundation of our Alpha launch vehicle, we are developing Eclipse in partnership with Northrop Grumman to be reusable and deliver upwards of 16 times the mass to orbit compared to Alpha. Eclipse leverages key technologies and expertise from Alpha, including a carbon composite structure and patented tap-off cycle engine technology. In February 2024, we used an automated fiber placement machine to build the first carbon composite barrel for Eclipse development testing. Additionally, Alpha laid the foundation for our production systems and test stands that are being used for rapid production of Eclipse. For example, the first stage propellant tank for Eclipse was placed on a test stand and became eligible for development testing starting in August 2024. Shortly thereafter, in October 2024, Eclipse completed a successful Miranda engine test campaign at 100% power. In March 2025, the Eclipse Stage 1 first flight build of the liquid oxygen and RP-1 tank components were assembled. Assembly continues for this first flight tank assembly build. Build completion is anticipated in 2026. Testing of the flight tank assembly will then be performed on the Eclipse Structural Test Stand. The test stand performs structural loading simulating dynamics forces encountered during flight. These design features and foundation enable enhanced performance, flexible launch schedules, and competitive pricing.

To complement our Launch platform, we offer customizable Spacecraft platforms that are versatile and launch-vehicle agnostic: our proven Blue Ghost lander and our multi mission orbital spacecraft line, Elytra, which is being built using the Blue Ghost technological framework. This pair of spacecraft product lines leverages common technologies including flight software, thrusters, batteries, avionics, and composite structures. Our spacecraft are flexible and can be launched individually or together to enable lander and on-orbit missions.

On March 2, 2025, we became the first private company to successfully land and operate on the Moon with Blue Ghost Mission 1. The achievement marked the first fully successful U.S. lunar surface landing since the Apollo era over 50 years ago. Historically, only five countries-the United States, China, Russia, Japan, and India-have achieved the feat of a lunar soft-landing, putting Firefly’s capability in the realm of global superpowers. Blue Ghost Mission 1 carried 10 NASA payloads to the Moon for a total contract value of $102.1 million and completed all NASA missions for 14 days on the surface and five hours into the lunar night, while successfully meeting mission expectations. The success of our Blue Ghost lander delivered 120 GB of valuable data and positions us to push forward rapidly with additional lunar missions, as well as future interplanetary expeditions.

During Blue Ghost Mission 1, we also proved our common Elytra spacecraft technology by operating through LEO, MEO, GEO, and Cislunar space prior to landing. Elytra will directly support Blue Ghost Mission 2 in 2026, providing data relay services from lunar orbit. Elytra is also contracted to conduct an on-orbit mission that supports the National Reconnaissance Office (“NRO”) and is onboarded to perform technology missions to support the Proliferated Warfighter Space Architecture of Tracking and Transport layer constellations for the SDA. Elytra has also been placed on contract for a space maneuver vehicle to support the DoW’s DIU with high delta-v to perform hundreds of rendezvous proximity operations maneuvers to perform space domain awareness to deter rival space threats.

Firefly’s state-of-the-art facilities support our Launch and Spacecraft Solutions offerings. Our research and development (“R&D”), iterative testing, and scalable manufacturing processes are vertically integrated and streamlined. Our corporate headquarters, the Rocket Ranch, and the Hive are all located just north of Austin, Texas. The Rocket Ranch, our 200-acre manufacturing and testing facility, is located within 25 miles of our Austin facilities. The Rocket Ranch has approximately 200,000 square feet of production capacity, six test stands, and advanced manufacturing equipment that leverages automation through robotics. The Hive houses our spacecraft, software, and avionics teams, in addition to multiple ISO-8 cleanrooms and a mission control center that supports launch, land, and orbit missions. We perform assembly and testing activities in-house, which are co-located with design and manufacturing teams, enabling rapid and high-quality development cycles and efficient use of working capital. With our acquisition of SciTec in October of 2025, we have added data centers, modeling and simulation labs, mission operations centers, and classified infrastructure with six locations strategically positioned near key space and defense customers.

Our full suite of manufacturing capabilities is supplemented by four launch sites, which will continue to enhance flexibility and responsiveness for our missions. We arrange ongoing launch operations from the Vandenberg Space Force Base launch site in California. Additional launch sites are under construction at Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden, and we plan to unlock future launch pad capacity from expected expansion at the Cape Canaveral Space Force Station in Florida. Our significant scale and unique blueprint have been strategically planned to support our increasing launch cadence as we grow.

Firefly's Key Highlights

•
We began operations in 2017 and successfully reached orbit with Alpha in October 2022 after extensive research, development, and testing. This achievement made us the first and only U.S. commercial company with a rocket ready to fulfill critical space missions in the 1,000 kilograms payload class.
•
Alpha set a new responsive launch record with the VICTUS NOX mission in September 2023, when we flew a rocket for The USSF with a turnaround time from notification to launch in approximately 24 hours, shattering the previous industry record of 21 days. The mission established a responsive launch defense capability that provides new critical warfighting advantages to the United States.
•
Blue Ghost Mission 1 landed on the Moon on March 2, 2025, marking the first fully successful lunar landing by a commercial company.
•
We began development of our new, reusable launch vehicle called Eclipse, in a first-of-its-kind partnership with Northrop Grumman. Announced in August 2022, our teams joined to create an American-built rocket to replace a critical gap in the U.S. market, while also delivering a new long-term capability for serving national security, government, and commercial launch customers.
•
Our team developed four engines in rapid succession, with investments in cutting-edge advanced technology such as our patented tap-off cycle that unlocks critical weight and component savings for our launch vehicles. Firefly designed, built, tested, and flew a suite of in-house developed propulsion systems—including the Reaver, Lightning, and Spectre engines. Additionally, our new Miranda engine reached 100 test fires in late 2025, demonstrating a two year development cycle from clean sheet design to beginning build of first flight hardware.
•
On October 31, 2025, we closed the acquisition of SciTec, a leader in advanced national security technologies. SciTec bolsters Firefly’s hardware with AI-enabled defense software proven in operations for missile warning, tracking and defense, intelligence, surveillance and reconnaissance, space domain awareness, and autonomous command and control. The acquisition also advances Firefly’s defense capabilities for critical national security programs, including Golden Dome, with a full suite of hardware and software for space-based interceptor, hypersonic test, and space domain awareness missions, and adds 470 employees with multi-phenomenology systems proficiency and software development expertise.

Our Mission Solutions

We provide full cycle, dedicated, and responsive Launch and Spacecraft Solutions offerings, and continue to redefine space access by delivering complementary platforms for mission success. Our common technologies, components, and know-how are woven across our products and services.

Launch: Firefly’s launch vehicles provide dedicated and responsive launch for national security, government, and commercial customers. We are the only U.S. company with a liquid-powered orbital launch vehicle in the 1,000 kilograms payload class. Our Alpha launch vehicle employs a distinct combination of technologies designed to ensure high performance and efficiency at low cost. It uses a unique lightweight, rigid, and thermally-insulated carbon composite technology for both the primary rocket structure as well as the propellant tanks, which ensures that more of the usable mass is reserved for the mission payload. Alpha is also powered by our patented tap-off cycle engine technology which is more efficient than legacy systems and provides greater reliability by employing fewer parts than traditional rocket engines. We have utilized this proprietary technology to develop all of our rocket engines in-house. Alpha has five engines: four first stage Reaver engines, and one second stage Lightning engine. In addition to its track record of successful, dedicated, and responsive launches, Alpha is also designed to support testing of hypersonic payloads, providing significant growth opportunities for hypersonic deterrents, reconnaissance, and future national security needs. We are also expanding our pad operations from Vandenberg Space Force Base to add sites at Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden to support more missions, customers, and additional launch cadence opportunities. The launch pad we're building in Sweden is our first expansion outside the U.S. and an initial step in our international market strategy. Sweden represents a proving ground for expansion of Alpha production and operations to U.S. allied nations – such as the United Kingdom, Japan, South Korea, Australia, and additional opportunities in Europe and the Middle East – as we look to serve global market demand for a sovereign-led franchise business model.

Alpha has conducted seven launches and has more than 30 planned launches under contract as of December 31, 2025. On April 29, 2025 an anomaly occurred during an Alpha mission that launched from Vandenberg Space Force Base in California. As a result, the Federal Aviation Administration (“FAA”) required us to conduct a mishap investigation before we could conduct further launches. As announced on August 26, 2025, we have since received clearance from the FAA to resume Alpha rocket launches. See “Risk Factors — Risks Related to Our Business — We have in the past, and may in the future experience delayed launches, launch failures, failure of our launch vehicles, landers, or orbital vehicles to reach their planned orbital locations, significant increases in the costs related to launches of launch vehicles, landers, or orbital vehicles, and insufficient capacity available from third-party providers of launch services with whom we partner. Any such issue could result in the loss of our launch vehicles, landers, or orbital vehicles or cause significant delays in their deployment, which could harm our business, financial condition, and results of operations” and “Risk Factors — Risks Related to Our Business — Any inability to operate Alpha at our anticipated launch rate could adversely impact our business, financial condition, and results of operations.”

Eclipse is powered by eight Firefly-developed engines: seven first-stage Miranda engines and one second-stage Vira engine. These common technologies are facilitating the fast, cost-efficient, and reliable development of Eclipse. Eclipse is being built to serve national security, commercial, and international launch markets at competitive pricing. Eclipse's Stage 1 is designed to be reusable, lowering production costs and improving cycle times for this launch platform. We are planning to construct a refurbishment facility that will facilitate this reusability. The first launch of Eclipse is expected to take place from Virginia's Mid-Atlantic Regional Spaceport on Wallops Island, and Eclipse is designed to be compatible with additional launch ranges on the east and west coasts of the United States.

Spacecraft Solutions: Firefly is the only company to achieve a fully successful Moon landing, completing all 17 objectives set out before launch. After completing our Blue Ghost Mission 1, we have a total of three additional missions under our NASA Commercial Lunar Payload Services (“CLPS”) task orders. With those task orders, we expect our Blue Ghost lander to fly annual missions to the Moon, with payload services customized to the technology and exploration goals of our customers. Offering ride-share opportunities and dedicated missions, Blue Ghost is built to host and deliver payloads nearly anywhere on the lunar surface. Blue Ghost Mission 2 is expected to land on the far side of the Moon and conduct at least 10 days of lunar surface operations with the Blue Ghost lander. An Elytra spacecraft will support Blue Ghost Mission 2 as a communications relay, and is expected to remain operational in lunar orbit for up to five years. Blue Ghost Mission 2 is fully manifested with both NASA and commercial payloads, including a commercial rover and a ride-sharing international satellite. Blue Ghost Mission 3 is already under contract with NASA and we have selected Blue Origin as a partner to develop a rover to be delivered to the lunar surface. Blue Ghost Mission 4 was awarded in July 2025 by NASA and will land at the Moon’s south pole region. Additionally, we have been selected by a proprietary commercial customer for a future dedicated Blue Ghost mission.

Elytra is a dynamic spacecraft that is highly maneuverable and extensible to perform hundreds of rendezvous proximity operations in support of space domain awareness and warfighting missions, long-range communications relay missions, on-orbit edge-processing missions, and advanced space exploration missions. A constellation of 44 Elytra is expected to power a future long-haul communications relay for multiple customers. Blue Ghost and Elytra are highly complementary and compatible technologies that share a common core. Most of Elytra’s core hardware and software were proven at a variety of orbits through the successful Blue Ghost Mission 1. As part of our end-to-end space services, Elytra offers robust on-orbit solutions and responsive defense capabilities when and where customers need them. Elytra is currently contracted to perform a responsive on-orbit mission in support of the DoW’s DIU. During this mission, Elytra will serve as a space maneuver vehicle to perform a series of on-orbit tasks including space domain awareness operations in LEO. Available to launch on Alpha and Eclipse, our Elytra vehicles are positioned to service the entire lifecycle of government and commercial missions. This unique interoperability makes Firefly a one-stop shop and partner of choice for national security, government, and commercial customers requiring these capabilities.

SciTec is an established provider of critical national security software and big data processing capabilities. The acquisition of SciTec bolsters Spacecraft Solutions hardware with AI-enabled defense software proven in operations for missile warning and defense, intelligence, surveillance and reconnaissance, space domain awareness, remote sensing and analysis, and autonomous command and control. SciTec's big data processing for national security and commercial customers includes cloud-based, on-premise, and edge processing of high-volume data at rate from satellites across all orbits to enable rapid decision making for warfighters, supports defense applications and unlocks new service categories for commercial and government deep space missions. Together, Firefly and SciTec are equipped to advance U.S. and allied defense capabilities and national security programs, including Golden Dome, with a full suite of hardware and software for space-based interceptor missions, hypersonic test missions, and space domain awareness missions.

Our Industry and Addressable Markets

Firefly’s business operates in the critical launch and spacecraft sectors with a focus on national security within the large and expanding space economy. The space economy includes launch, spacecraft, satellite constellations, and on-orbit and in-space services.

According to McKinsey’s report from 2024, the global space economy is projected to reach $1.8 trillion in value by 2035 driven by accelerating national security and commercial demand. National security and advancements in space-based technologies are core focuses of the U.S. government on a bi-partisan basis and closely align with the key messages from the current administration regarding space. Given the critical role of space across the defense, national security, and commercial sectors, customers seek out trusted providers with proven, flexible, and responsive capabilities to deliver critical missions. As one of the only U.S.-based commercial companies currently equipped to provide reliable access to launch, transit, and operations in space, we are poised to grow in this attractive market.

Small and Medium Launch Market: Alpha is the only provider of small size launch that has achieved orbit and addresses a critical gap in the market in the 1,000 kilograms category. Eclipse, with its greater payload capacity and customizable five meter payload fairing, will serve commercial customers and is also expected to launch large dedicated national security satellites or constellations of smaller national security satellites for the National Security Space Launch program.

Additionally, in the past decade the global market right-sized toward satellites between 200 kilograms to 1,200 kilograms, according to analysis by BryceTech in 2025. While Starlink represents a significant number of these satellites, 64% of the satellites launched since 2015 fit within this range. The global satellite market is projected to grow to over $600 billion in 2032, at an 8% compound annual growth rate from 2023, according to Allied Market Research. Small launch vehicles such as Alpha offer dedicated launches, flexibility, and cost-effectiveness in delivering the majority of these payloads to specific orbits. These dynamics are favorable for Alpha as the only U.S. launch vehicle in its class. In comparison, heavy lift launch vehicles do not provide dedicated access to specific orbits, and micro launch players lack the capacity to carry multiple payloads, leading to unfavorable unit economics.

There is scarcity in the market for providers with proven launch platforms and differentiated capabilities, and customers place a premium value on dedicated, reliable, and rapid response. With the successful development of Eclipse, we will be able to operate in the medium launch space, which is similarly underserved and benefits from ongoing sector tailwinds related to the demand for launch from national security and commercial customers. With growing national security and governmental requirements, defense spend, increasing demand for commercial launch, and the introduction of new space applications, our total addressable launch market is expected to grow to $32 billion by 2035 according to the World Economic Forum and McKinsey.

In particular, we believe the expansion of adversarial budgets to fund the development of space warfighting and intelligence, surveillance, reconnaissance satellites, and hypersonic vehicles will create additional demand from governmental national security customers for our solutions. According to the World Economic Forum and McKinsey, total state-sponsored defense spending is projected to grow from $66 billion in 2023 to $180 billion in 2035, and key adversaries are a major part of that. In 2025, China announced that it will increase its defense budget by 7.2% year over year, with a significant focus on space spending. This momentum in adversarial spending poses a direct threat to the U.S. and has further fueled the demand for launch. Our launch vehicles are well-positioned to deploy hypersonic payloads, driven by their ability to accelerate these payloads to high velocities. Our rapid response and hypersonics enablement capabilities position us to be a partner of choice as space-based defense becomes a more contested domain in the coming years.

Spacecraft Market: Our Spacecraft Solutions vehicles, Blue Ghost and Elytra, address the $7 billion spacecraft market as of 2024 according to Research and Markets. We are one of the few providers of lunar lander services with multiple planned launches under contracts and a multi-capability offering. Our successful Blue Ghost Mission 1 in 2025 proves our capability to execute on challenging milestones: enter lunar orbit, measure radiation levels and the magnetic field in transit, land on the Moon, study the surface, and collect the most amount of data ever on the environment. We expect our significant competitive advantage will grow as we continue to execute on our upcoming Blue Ghost missions, with contracts already underway as part of NASA’s $2.6 billion CLPS program.

Our solutions also address critical space needs in applications, including in-space operations, data communications, and threat security capabilities. Our expanding complementary products and services in the defense and space market enable us to capture additional verticals within this ecosystem going forward, which is expected to reach $9 billion in value by 2030 according to Research and Markets. The USSF has been exploring dynamic space operations, which involves allowing satellites to move freely in and out of orbit. Given the ongoing global race to win in “satellite dogfighting,” The USSF is increasingly focused on ensuring space superiority by defending satellites with on-orbit solutions. As near peer threats rise in space and the U.S. government examines proactive orbital deterrence systems, we expect our Elytra spacecraft solution will become an essential part of the U.S. and allied nations’ security posture.

Our Spacecraft Solutions offerings also include software, sensing, and data processing solutions used in mission-critical applications. We develop and integrate software systems that support the collection, processing, fusion, and analysis of data generated by advanced sensing technologies. These capabilities are applied in environments that require high levels of performance, reliability, and security, where data must be transformed into decision-relevant information under operational national security-led constraints.

The markets served are characterized by increasing reliance on software-centric architectures, expanded deployment of sensing systems, and growing volumes of data requiring processing and analytics. Customers in these markets procure integrated solutions that combine software development, sensor integration, and data processing across system development, deployment, and sustainment phases.

Competitive Strengths

Pioneering a Flywheel of Space and Defense Technology Mission Solutions

Our family of products and mission solutions provide us with the ability to serve the entire space domain and fuel our complementary technologies and comprehensive missions for national security, government, and commercial customers. Our heritage and proven technology are resetting the standard for success in launch, lander, and space markets. Our Alpha launch vehicle is the only orbit-ready U.S. rocket in the 1,000 kilograms payload vehicle class. We are a leader in tactically responsive space missions, having completed a record-breaking launch with an approximately 24-hour turnaround for VICTUS NOX. This mission showcased our ability to deliver payloads to orbit on short notice, which is a critical capability for national security operations. The success of this mission has resulted in multiple subsequent contract awards. We are a partner of choice for our customers’ most complex missions and assignments, with rapid response capabilities to address critical threats. With these proven launch capabilities and innovative technologies, we are a crucial partner for large national defense primes who need access to space.

In addition to our launch vehicles, we offer launch platform agnostic spacecraft solutions to address customers’ various in-space mission requirements. As the only company to have successfully landed and completed NASA missions on the Moon, we set the standard for landers. Our first Blue Ghost mission was launched in January 2025 and successfully completed a 60-day operation, making it the longest commercial lunar surface mission to date. Our multi-mission orbital vehicle, Elytra, is poised to serve numerous strategic and defense-related functions within orbit, including carrying payloads into and out of orbit, performing long-haul communications missions, fostering space domain awareness, and other responsive space capabilities. SciTec's standalone AI-enabled software, sensor, and data processing solutions for missile tracking, big data processing, and other applications have the potential to be incorporated into our Blue Ghost and Elytra vehicles for defense customers to further enhance our offerings through a vertically integrated design, manufacturing, and operational stack.

Firefly’s Launch and Spacecraft Solutions offerings differentiate the company by providing a one-stop shop solution for customers. Our services work agnostically with partners and are additive to our own systems as well. For example, we can deliver payloads to the Moon using our Blue Ghost in tandem with another organization’s launch vehicle or pair our platforms together, such as a mission launched on our Alpha rocket that uses an Elytra spacecraft. Therefore, we are able to benefit from demand for our family of products, which we expect to continue to grow as our finalized intercoastal launch pads facilitate increased launch cadence. This flywheel streamlines our development, reduces costs, and expands our total addressable market, all while differentiating Firefly from competitors.

Innovative Patented Technology and Unmatched Technical Expertise

We have taken a reliability-first approach to building our launch vehicles, landers, and spacecraft. We successfully built the world’s largest all-composite launch vehicle, our Alpha rocket. Our rockets are built using lightweight and strong carbon fiber, leveraging automated fiber placement technology to ensure unified production methodology across all of our product lines. We produce the only launch vehicles with liner-less carbon fiber liquid oxygen tanks that are manufactured through proprietary bonding operations. This technology allows us to keep liquid oxygen at -300F while saving significant weight versus certain of our competitors’ vehicles.

Our propulsion systems represent another patented technology, with highly efficient tap-off cycle engines. We are unique in developing and scaling this technology, having built and successfully flown the highest thrust tap-off cycle technology in the world. Additionally, our advanced propulsion and avionics systems are designed and tested in-house to facilitate high performance in tough environments. Our launch vehicles are readily scalable, with the Reaver and Lightning engines in our Alpha vehicle providing the patented technology for the Miranda and Vira engines in Eclipse. In addition to the launch vehicle engines, we have also developed the proprietary Spectre thrusters utilized on both Blue Ghost and Elytra.

SciTec's missile warning software demonstrates industry-leading technical expertise from initial design through deployment utilizing cutting edge image processing, signal detection, and artificial intelligence and machine learning. In 2025, SciTec completed the second operational acceptance of the USSF‘s Future Operationally Resilient Ground Evolution processing program of record, also known as FORGE. This advanced and operational defense program is the “brains” of our nation’s multi-orbit missile warning and tracking architecture. SciTec rapidly processes vast amounts of data from sensors around the world to deliver high quality mission-critical information to our warfighters to defend against missile threats.

As of December 31, 2025, we have a team that consists of 1,409 employees, that includes 333 engineers, 244 skilled technicians, 54 scientists who bring deep subject matter expertise and discipline from across the defense sector, of whom 436 employees hold national security clearances. Our mission-focused leadership team has decades of experience across advanced engineering and manufacturing sectors, especially from traditional and new space companies, and former military service. These technologies and our employee talent collectively support our competitive moat, created by a technology portfolio and expertise that are based on years of development, testing and operations.

Purpose-Built Infrastructure Creates High Barriers to Entry

We strategically deployed capital to build state-of-the-art infrastructure to design, produce, test, and manufacture our products to the highest standard at a regular cadence. Our three primary facilities—our corporate headquarters, the Hive spacecraft facility, and our Rocket Ranch manufacturing and testing site—are only 25 miles apart, providing unique proximity between design, manufacturing, and production. The proximity of our core facilities enables agile and rapid vehicle development and production at lower cost versus competitors. By maintaining a vertically integrated manufacturing process, we are less reliant on the timelines of outside suppliers and reduce risk within our supply chain.

Our purpose-built R&D, manufacturing, and testing footprint is the product of significant investments and the backbone of our manufacturing process. We designed our advanced manufacturing process through years of optimization that now allows us to replicate our additional facilities with significantly less capital. Our early investment in cutting-edge technology and best-in-class facilities is a competitive advantage, creating a platform primed for continued growth.

The acquisition of SciTec adds data centers, modeling and simulation labs, mission operations centers, and classified infrastructure with six locations strategically positioned near key space and defense customers.

Strong Customer Relationships and Market Leading Strategic Partnerships

As the space market continues to grow and evolve, we are well-positioned to serve our customers’ most complex missions with rapid response times and purpose-built solutions. Our collaborations with leading national security agencies and aerospace companies, such as Lockheed Martin Corporation, Northrop Grumman, L3Harris, USSF, Space Development Agency (“SDA”), NRO, and NASA demonstrate the value and criticality of our new space defense and technology leadership in this market.

•
Lockheed Martin: We have a multi-launch agreement with Lockheed Martin that includes up to 25 missions over the next five years. Under this agreement, we plan to routinely launch a variety of future Lockheed Martin spacecraft, including new payload technologies, into LEO from our launch facilities on the west and east coasts of the United States.
•
Northrop Grumman: We have an exclusive partnership with Northrop Grumman for the development of Eclipse. This platform combines leading flight-proven technologies and mission experience from both companies to fill a void in the underserved medium launch market. Supported by a $50 million equity investment from Northrop Grumman, Eclipse builds on our Alpha rocket technology and Northrop Grumman's Antares rocket, with the first partnership of its kind between the best of legacy and new space.
•
L3Harris: We have a multi-launch agreement with L3Harris for up to 20 launches on our Alpha rocket, including two to four missions per year from 2027 to 2031 depending on customer needs. The new agreement is in addition to our existing multi-launch agreement with L3Harris for three Alpha missions.
•
The United States Space Force: We provide the USSF with both launch mission capability and missile defense operations. We are the leading tactically responsive launch provider, and the USSF is leveraging our responsive launch capabilities on two upcoming missions, VICTUS HAZE and VICTUS SOL, which follow our successful VICTUS NOX mission, where we launched within an approximately 24-hour window and set a new responsive launch record. We have been selected to provide mission defense solutions as part of the FORGE program, supporting the development of Sensor Specific Processing (SSP) for legacy Space Based Infrared Sensors (SBIRS) to exploit SBIRS data for missile warning, missile defense, battlespace awareness, and technical intelligence. We also support the delivery of critical applications for missile warning missions through the Mission Data Processing Application Provider (MDPAP) program.
•
Space Development Agency: Firefly has been onboarded as a selected vendor for the SDA's Hybrid Acquisition for Proliferated LEO program. Using our Elytra orbital vehicles, we will support end-to-end demonstration missions for the SDA's military satellite constellation, including launch, on-orbit transit, and tracking services.
•
National Reconnaissance Office: We have been selected to serve as a launch provider to the NRO as part of their Streamlined Launch Indefinite Delivery / Indefinite Quantity Contract. Our Alpha rapid response capabilities are essential to the NRO's defensive missions, providing them with a launch vehicle with leading capabilities and proven flight heritage. In addition, Elytra is contracted to support an on-orbit mission for the NRO, in which Elytra will perform a rapid payload reconfiguration, deploy commercial rideshare payloads, execute an on-orbit maneuver, and stand ready to deploy U.S. government payloads on demand.
•
NASA: We provide NASA with both spacecraft and launch mission capabilities. We are the only company to successfully land, operate, and complete NASA missions on the Moon. We won the largest active NASA CLPS contract in December 2024 at $179 million. Following the success of Blue Ghost Mission 1 this year, we are a prime contractor on three planned missions to the Moon and four CLPS task orders through contracts with a total potential value of $499.0 million, including additional commercial payloads. NASA also contracts us for launch services, including a Venture-Class Acquisition of Dedicated and Rideshare (VADR) contract for a dedicated Alpha launch. This Alpha Launch will deliver the agency's Investigation of Convective Updrafts (INCUS) mission from NASA's Wallops Flight Facility.
•
Blue Origin: We have selected Blue Origin to develop a rover to accompany our Blue Ghost lander in an upcoming task order from NASA to explore the Gruithuisen Domes on the Moon. The rover will be transported and deployed by an Elytra transfer vehicle and the Blue Ghost lander, and will help study the composition of the domes using instruments provided by NASA. We successfully collaborated with Honeybee on two prior payloads during Blue Ghost Mission 1.
•
Jet Propulsion Laboratory: Firefly partners with JPL for test facilities and technologies licenses. Our Blue Ghost lander was tested thoroughly with vibration, acoustic, thermal vacuum, and electromagnetic interference and compatibility to ensure the vehicle would withstand the rigors of a lunar mission.
•
SpaceX: We also have a strong strategic partnership with SpaceX for payload processing facilities and launch vehicles. Most recently, our Blue Ghost lander was launched on a SpaceX Falcon 9 rocket, ensuring a smooth start to our groundbreaking lunar mission.
•
Defense Innovation Unit: We signed an agreement with the DIU to conduct a trade study on our capabilities to rapidly launch our Elytra vehicles and support missions beyond Geosynchronous Orbit (“xGEO”). Once completed, we will conduct up to two demonstrations to deliver multiple payloads to xGEO orbits aboard our Elytra Dark spacecraft with the first mission completed within 18 months of receiving the approval to proceed. The contract will support the DIU's mission to develop responsive access to xGEO.

Additionally, we have built a robust portfolio of contracts composed of blue-chip customers across both government and commercial end markets including NASA, the USSF, the DoW’s SDA, the NRO, Northrop Grumman, Lockheed Martin, L3 Harris Technologies, Inc. and True Anomaly, Inc. Our customizable offerings across Launch and Spacecraft Solutions, and our speed of execution as proven through our existing successes, are well-recognized by our growing list of government and commercial customers.

Differentiated National Security and Defense Technology Capabilities

Firefly’s portfolio of contracts with defense primes, national security agencies, and government partners demonstrates a high degree of trust in our company as a key national security partner. Alpha's track record of success and repeated demonstrations of rapid response missions make Firefly a leader in tactically responsive space capabilities. Alpha provides dedicated and precise service to preferred orbits, 1,000 kilograms capability, and the ability to deliver multiple hypersonic payloads in a single launch. Our in-development Eclipse launch vehicle, with its greater payload capacity and reusable first stage design, is built to support national security space launch and commercial missions. Our spacecraft platforms, Blue Ghost and Elytra, support the needs of civil and defense customers by traveling beyond LEO to deliver advanced, multi-objective missions both on-orbit and to other planetary bodies. Blue Ghost has proven our capability to deliver on NASA priorities while harnessing national security benefits related to lunar exploration. Elytra is primed to add to our competitive moat by expanding to on-orbit responsive missions for the DoW. Poised to launch on Alpha and Eclipse, as well as other vehicles, Elytra is intended to provide space maneuver vehicles, long-haul communications relays, lunar imaging, on-orbit edge processing, as well as space exploration capabilities for the entire lifecycle of national security missions. With our acquisition of SciTec, we add decades of experience providing national security-related software applications and big data processing, including FORGE, a USSF program of record.

Our proven, extensive national security capabilities position the Firefly platform for future growth. Critical civil and national security infrastructure on Earth depends on satellite systems in space, and threats from adversaries have been on the rise. Established space nations are expected to increase spending over the next decade on national security, specifically in intelligence capabilities. The DoW has also enhanced its strategy to meet the growing challenges of the space domain. With our diverse space technology offerings, we are well-positioned to benefit from national security tailwinds in this contested domain.

Established Business Model Backed by Robust Backlog

Our track record of success and our reputation as a trusted provider for our customers results in a highly attractive, diversified business model defined by significant backlog and cash flow visibility. Strong customer demand backs our financial profile with approximately $1.4 billion in backlog as of December 31, 2025 and multi-launch agreements across our product lines. Underpinning our financial profile is the combination of efficient contract structure and milestone-based billing. Before launch, we have typically collected approximately 90% of the total contract value, which is highly advantageous as production ramps. We are also differentiated in our ability to successfully execute on firm-fixed-price contracts. We are ahead of the curve as the industry shifts in favor of firm-fixed-price contracts and are well-positioned to capitalize on this change. As we scale, we have and expect to continue to replicate our proprietary manufacturing and testing processes, resulting in reduced cycle times and further capital efficiency. Our established business model has set us up to capitalize on the growth of the industry and continue to win with customers based on our proven track record. The acquisition of SciTec has increased our backlog with a mix of firm-fixed-price and cost-plus contract structures.

Growth Strategy

Increase Launch Cadence to Meet Growing Market Demand

We are increasing our launch frequency to meet the growing demand for reliable space access. The launch market is rapidly expanding, with significant demand for launch and space services. This demand is reflected within our robust total backlog of approximately $1.4 billion as of December 31, 2025. We are well-positioned to continue to increase our production rate and launch cadence for our small and medium launch vehicles. Through the USSF’s VICTUS NOX mission, we showcased our ability to deliver critical payloads to orbit on short notice—a crucial asset for national security operations. Our end-to-end mission solutions position us to leverage Alpha’s track record of success and replicate it using the larger Eclipse rocket.

Given our tailored launch capabilities, we have been awarded additional critical defense missions and multi-launch agreements as space increasingly becomes a contested area of focus for national security agencies and commercial customers. To meet this growing demand and accelerate production, we have doubled our production facility size to approximately 200,000 square feet and are expanding our processes to manufacture one Alpha launch vehicle per month. Firefly designed our launch facility infrastructure to be scalable throughout the U.S. and internationally. We currently launch from Vandenberg Space Force Base in California and have launch sites under construction at Virginia's Mid-Atlantic Regional Spaceport on Wallops Island and Esrange Space Center in Sweden. We also plan to unlock future launch pad capacity from the expected expansion at the Cape Canaveral Space Force Station in Florida. We expect to continue to expand our infrastructure in a capital efficient manner to meet anticipated customer demand.

Scale Across Mission Solutions to Enable Profitable Growth Driven by Common Technologies

Following our success with Alpha and Blue Ghost, we are focused on increasing the frequency of launch and spacecraft deployment in a cost-efficient manner, as well as delivering critical national security software and applications. On the demand side, our customers value high-quality service, reliable support for decision-making, access to preferred orbits, and dedicated vehicles–a value proposition that we built our rockets, spacecraft, and software around.

Our strong backlog demonstrates the need to scale our launch platform. In parallel, we have additional contracts backing Blue Ghost missions, with our spacecraft pipeline bolstered by demand from national security missions and commercial space exploration. We are also expanding into the medium payload class with Eclipse and our orbital solutions. Our Elytra spacecraft will enable us to provide constellations of space maneuver vehicles, long-range communications relays, and space exploration orbiters. Alpha, Eclipse, Blue Ghost, and Elytra share common technologies, processes, team expertise, and production lines, enabling capital efficiency as well as first time quality across products. All of our hardware products utilize the carbon composite primary and tank structures and leverage the automated fiber placement machine, power milling tool, and other test capabilities. Our hardware products also share avionics, software, and rocket engine technology to enable economies of scale, responsive delivery schedules, fungible inventory, and flight proven mission assurance. Our software offerings are differentiated through industry-leading multi-phenomenology expertise, including: artificial intelligence and machine learning operations for data exploitation; mature target detection, characterization and custody to support missile warning and threat tracking; intelligence surveillance and reconnaissance; automated data fusion and reporting; cloud-native command and control; autonomous mission management; and remote sensing simulation and analysis.

With each launch vehicle mission, we expect our cost structure and unit economics to meaningfully improve, as our increased launch cadence will result in fixed cost amortization and operating efficiencies. Additional efficiencies are unlocked by our streamlined development and production processes. Eclipse’s development is progressing rapidly given Alpha and Eclipse share significant carryover from our engineering team and substantial component commonality and supply chain compatibility.

As a provider of choice, we have selected strategic partnerships that enable synergistic development and expansion. Our exclusive partnership with Northrop Grumman combines our companies’ respective technologies to co-develop Eclipse. We believe our strategic partnerships unlock access to additional infrastructure and new customers as we propel our partners with our new space capabilities to develop and deliver purpose-built technology for customers across the space and defense technology sector.

Our intentional common technologies approach to our mission solutions has enabled the evolutionary development of Eclipse from Alpha and Elytra from Blue Ghost, allowing for faster and more reliable production while keeping costs low. And SciTec's track-record of success stems from delivering customer services both on cost and schedule. As we increase our launch cadence and scale our solutions, we expect to grow our revenue base and improve and stabilize our cost structure. We thoughtfully invest capital to enable scaled production with favorable unit economics while keeping costs and capital expenditure minimized to yield profitable growth.

Deploying Our In-Space Heritage for Advanced Operations and Services

Elytra is designed to support rapid, end-to-end demonstration missions, especially for military satellites. Elytra was selected to support the DoW’s DIU. As part of the mission, Elytra will host a suite of government payloads, including optical visible and infrared cameras, a responsive navigation unit, and a universal electrical bus. Elytra’s configuration will utilize common components, structures, and propulsion systems to enable on-demand mobility, plane changes and maneuvers with high performance capabilities and reliability.

In addition to Elytra’s existing revenue-generating contracts, there are numerous customers interested in using Firefly’s platform for space domain awareness and other heavy lift applications. There are a myriad national security applications for Elytra’s in-orbit technology, such as providing long-haul communications, radio frequency calibration services, and deploying government payloads on demand. Furthermore, the global race to solidify abilities in “satellite dogfighting” have made establishing space domain dominance a priority of the USSF, which Elytra is designed to help address. As space becomes a further contested domain, we believe Elytra’s on-orbit services will be a key avenue for our growth.

Seek Value-Added Acquisitions Complementary to our Existing Offerings

As we expand our offerings, we may choose to strengthen our internal capabilities and accelerate development through acquisitions. We intend to take a disciplined approach to future acquisitions. Our focus is to continue scaling and increasing launch cadence, and our spacecraft and software capabilities, to achieve profitable growth while serving our customers’ critical missions. In pursuing any complementary acquisitions, we expect to target companies that increase our share of the national security market, promote vertical integration, or automate production processes while maintaining quality and enabling further market expansion. As the space industry matures, we believe that there will be additional opportunities to acquire targets that enhance our capabilities and financial profile, and our goal is to position ourselves as the acquirer of choice for space services and technology companies.

We acquired SciTec in October 2025 as a strategic expansion of our defense-focused product and technology portfolio, adding software capabilities to our existing hardware programs. SciTec adds operational defense software applications and big data processing, with state-of-the-art facilities and data servers – classified infrastructure in support of the DoW, the U.S. intelligence community, and commercial customers. SciTec broadened Firefly's ability to compete for Golden Dome program elements, positioning us to bid for the fire control and common ground elements of Golden Dome, in addition to the opportunities we're targeting with our Alpha, Eclipse, and Elytra vehicles. SciTec also added a highly technical workforce, as well as a growing and recurring revenue stream to further diversify our offerings.

Design and Manufacturing

Our research, design, and manufacturing operations are supported by vertical integration at our U.S.-based facilities. We design and manufacture many of the components and subsystems for our launch vehicles, spacecraft, satellites, and landers. To support this level of vertical integration, we have developed extensive supply chain operations and capabilities across the United States and internationally, which are enabled by sophisticated third-party enterprise resource planning systems and tools. These systems and tools are supported by an in-house team of enterprise information systems personnel.

We obtain raw materials, components, subsystems, capital equipment, and other supplies from suppliers that we believe to be reputable and reliable. We have established and follow internal quality control processes to source suppliers, considering engineering validation, quality, cost, delivery, and lead-time factors. We have a quality management team that is responsible for managing and ensuring that supplied components meet quality standards. While we often source raw materials and other inputs and services from multiple sources, in some cases we also purchase various inputs and services from a sole or single source. In these supplier situations, we may attempt to manage sourcing risk by carrying increased buffer stock, particularly on long-lead items, and by seeking opportunities to diversify our supply chain in the future. See “Risk Factors—Risks Related to Our Business—If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.”

We have integrated manufacturing facilities just north of Austin, Texas. Our current manufacturing capability supports R&D, rapid prototyping, and flight level hardware in an integrated and disciplined manner, applying the correct level of rigor to the appropriate process. We leverage a strong culture of personal accountability to ensure efficiency and world class results across our operations. We are ASC 9100 certified and seek to adhere to the appropriate quality and process controls on a continuous basis.

Competition

We primarily compete with businesses in the following categories:

•
companies providing dedicated small and medium launch vehicles to deliver payloads to various preferred orbits;
•
companies providing spacecraft such as orbital vehicles and related solutions;
•
companies providing lander solutions, including our competitors on the NASA CLPS contracts; and,
•
companies providing mission data processing software applications and enterprise transformation of mission ground systems for national security.

The principal competitive factors in our market include:

•
flight heritage and reliability;
•
delivery schedule;
•
ability to customize products to meet specific needs of the customer;
•
performance and technical features;
•
price; and
•
customer experience.

We believe that we compete favorably across these factors.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information.

We are the sole owner of five granted U.S. patents (U.S. Patent Nos. 11,391,247, 11,008,977, 11,384,713, 11,692,515, and 11,746,729) relating to our tap-off cycle liquid rocket engines, including patents related to the cooling channels in the combustion chambers and patents related to the hot gas tap-off power source used in these engines. These five patents each expire in 2039. For our registered and active trademarks, the duration of such intellectual property is unlimited provided that such marks continue to be in use.

Regulatory

We are required to comply with a variety of governmental regulations, which could have a significant impact on our business, including our capital expenditures, earnings, and competitive position. We incur or will incur costs to monitor and take actions to comply with governmental regulations that are or will be applicable to our business, including, among others, federal securities laws and regulations, applicable stock exchange requirements, economic sanctions and trade embargo laws, and restrictions and regulations of the U.S. Department of Transportation, the FAA, the Federal Communications Commission (“FCC”), and other government agencies in the United States and the other countries in which we operate. While our international operations are currently limited and we did not recognize revenue outside of the United States during the year ended December 31, 2025, we anticipate further growth internationally by supporting more international customers from launch sites in the United States and expanding our operations to include international launch sites. For example, we are in the process of expanding our pad operations from Vandenberg Space Force Base in California to add Mid-Atlantic Regional Spaceport on Wallops Island, Virginia and Esrange Space Center in Esrange, Sweden to support more missions, customers, and additional launch cadence opportunities, and are taking steps towards expanding our operations to serve additional international markets. As we expand internationally, we will be subject to additional rules and regulations, see “Risk Factors—Risks Related to Our Business—If we continue to expand outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.”

Further, our business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations (“EAR”). The ITAR generally restricts the export of hardware, software, technical data and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the U.S.

The U.S. government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitments to multilateral export control regimes, particularly the Missile Technology Control Regime with respect to the spaceflight business. The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.

See “Risk Factors—Risks Related to Our Business” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations.

While there are no current regulatory matters that we expect to be material to our business, there can be no assurance that existing or future laws, regulations, and standards applicable to our operations will not lead to a material adverse impact on our business, results of operations, prospects, or financial condition. If new and more stringent government regulations are adopted, if industry oversight increases, or if we become subject to new international government regulations as a result of international expansion, we may incur significant expenses to comply with any new regulations or heightened industry oversight that are not addressed by our existing activities. See “Risk Factors—Risks Related to Our Business—Our business is subject to various regulatory risks that could adversely affect our operations.”

Government Contracts

A material portion of our revenue is derived from contracts, directly or indirectly, with the U.S. government that are subject to U.S. government contracting rules and regulations and therefore are subject to the business risks specific to the defense industry, including the ability of the U.S. government to unilaterally suspend us from receiving new contracts, terminate existing contracts at its convenience and without significant notice, reduce the value of existing contracts, audit our contract-related costs and fees, including allocated indirect costs, and revoke required security clearances. Violations of government procurement laws could result in civil or criminal penalties.

Environmental, Health, and Safety Matters

Our operations and facilities are subject to an extensive regulatory framework of federal, state, local, and foreign environmental, health, and safety laws, and regulations and permits that govern, among other things, employee health and safety, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, and the investigation and remediation of certain materials, substances, and wastes. Non-compliance with such laws, regulations and permits could result in substantial fines, penalties, and obligations. In addition, such laws and regulations may require us to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, and any obligations to remediate and investigate could be joint and several without regard to fault.

See “Risk Factors—Risks Related to Our Business—Environmental matters, including costs associated with compliance and remediation efforts and government and third-party claims, could have a material adverse effect on our reputation and our business, financial condition, and results of operations.”

Human Capital

As of December 31, 2025, we had 1,409 full-time employees and nine part-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good. Our success depends, in part, on our continuing ability to identify, hire, attract, train, and develop highly qualified personnel. Experienced and highly skilled employees are in high demand. Competition for these employees can be intense, and there may be concerns regarding new employees’ unauthorized disclosure of competitors’ trade secrets. Generally, each employee is required to sign a confidentiality, non-disclosure, and non-use agreement with us.

Available Information

Our internet website address is www.fireflyspace.com. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any other filings with the U.S. Securities and Exchange Commission (“SEC”).

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our Investor Relations website at www.investors.fireflyspace.comas soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available at the SEC’s website, www.sec.gov.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and future growth prospects are subject to numerous risks and uncertainties. You should carefully consider the following risk factors together with the financial and other information contained in this Annual Report on Form 10-K and in our other public disclosures. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations of our future financial performance, and the trading price of our common stock could decline.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described more fully in this Annual Report on Form 10-K. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and future growth prospects. This summary should be read in conjunction with the “Risk Factors” section in this Annual Report on Form 10-K and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

Risks Related to Our Business

•
Our failure to manage our growth effectively and our ability to achieve and maintain profitability.
•
The potential for delayed or failed launches, and any failure of our launch vehicles and spacecraft to operate as intended, resulting in regulatory holds or suspensions following launch anomalies.
•
Our inability to manufacture our launch vehicles, landers, or orbital vehicles at a quantity and quality that our customers demand;
•
The hazards and operational risks that our products and service offerings are exposed to a wide and unique range of risks due to the unpredictability of space.
•
The market for commercial launch services for small- and medium-sized payloads is still emerging, and shifting, and the market may not achieve the growth potential we expect.
•
Disruptions in U.S. government operations and funding and budgetary priorities for the U.S. government could have a material adverse effect on our revenues, earnings and cash flows, and disruptions in government operations may negatively impact regulatory approvals.
•
Our dependence on contracts entered into in the ordinary course of business and our dependence on major customers and vendors.
•
Concentration of our customers and backlog customers.
•
We may not be successful in developing new technology.
•
Uncertain global macro-economic and political conditions, including the implementation of tariffs.
•
A failure of our information technology systems, physical or electronic security protections.
•
We are dependent on our current CEO and other members of management, as well as our highly trained employees.
•
We face significant competition.
•
Any inability to operate Alpha at our anticipated launch rate or finalize the development and delivery of Eclipse.
•
Our failure to realize the expected benefits of the SciTec acquisition, and integrate any future acquisitions.
•
The scarcity or unavailability of critical components or raw materials used to manufacture our products or used in our development.
•
Our operating results may fluctuate significantly.
•
Adverse publicity stemming from any incident involving us, our competitors, or our customers.
•
The failure to adequately protect our proprietary intellectual property rights.
•
Shortfalls in available external R&D funding.

•
The ability to comply with any of our contracts or meet eligibility requirements to obtain certain government contracts.
•
Our failure to establish and maintain important relationships with government agencies and prime contractors.
•
We have classified contracts with the U.S. government, which may limit investor insight into portions of our business.
•
Our operations depend on our manufacturing facilities, which are subject to physical and other risks.

Risks Related to Litigation and Regulation

•
Our business is subject to a wide variety of extensive and evolving government laws and regulations and contracting in the defense industry is subject to significant regulation.
•
We are subject to complex tax laws.

Risks Related to Our Indebtedness

•
We have substantial indebtedness, and we may not be able to generate sufficient cash to service all of such indebtedness.

Risks Related to Our common stock Risks

•
The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance.
•
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs, and distract management.
•
As an emerging growth company, we are able to avail ourselves of reduced disclosure requirements.

Related to Our Organizational Structure

•
AE Industrial Partners controls us, and its interests may conflict with ours or our stockholders' in the future.
•
Provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
•
We are a “controlled company” within the meaning of the Nasdaq rules and we rely on exemptions from certain corporate governance requirements.

Risks Related to Our Business

If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, financial conditions, and results of operations could be harmed.

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management, sales and marketing, administrative, financial, R&D, and other resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. If we fail to manage our anticipated growth, such failure could negatively affect our reputation and harm our ability to attract new customers and to grow our business.

In order to achieve the future revenue growth we have projected, we must develop and market new products and services. We intend to expand our operations significantly. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include:

•
scaling our revenue and achieving the operating efficiencies necessary to achieve and maintain profitability;
•
anticipating and responding to changing customer preferences;
•
anticipating and responding to macroeconomic changes generally, including changes in the markets for launch services and spacecraft solutions and services and related technology and components;
•
improving and expanding our operations and information systems;
•
successfully competing against established companies and new market entrants;
•
managing and improving our business processes in response to changing business needs;

•
effectively scaling our operations while maintaining high customer satisfaction;
•
realizing the expected benefits of the SciTec acquisition, and integrating any future acquisitions, including personnel, systems, and business processes;
•
avoiding or managing interruptions in our business from information technology downtime, cybersecurity breaches and other factors affecting our physical and digital infrastructure;
•
adapting to changing conditions in our industry;
•
complying with regulations applicable to our business;
•
hiring and training talented employees at all levels of our business;
•
developing new technologies;
•
controlling expenses and investments in anticipation of expanded operations;
•
continuing to upgrade the existing operational management and financial reporting systems and team to maintain compliance with requirements as a public company; and
•
implementing and enhancing administrative infrastructure, systems, and processes.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, R&D, customer and commercial strategy, products and services, supply, and manufacturing functions. These efforts require, and will continue to require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for the manufacture of our space vehicles and related equipment. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our space vehicles and related equipment, and delays in production. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount, and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.

We have a history of losses, we anticipate increasing operating expenses and capital expenditures in the future and we may not be able to achieve and, if ever achieved, maintain profitability.

We experienced net losses of $298.3 million $231.1 million, and $135.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expect to continue to incur net losses for the next several years and we may not achieve or maintain profitability in the future. Because the markets for launch services, space systems, related components and space data applications are evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. In addition, our customers for whom we provide these products and services may experience delays or technical challenges with their products and services that limit or delay our expected revenue and future growth opportunities from those customers. We expect our operating expenses and capital expenditures to significantly increase as we make significant investments, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow as a public company, we will continue to incur additional significant administrative expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Our ability to achieve profitability is dependent on our ability to generate cash flows from operations, identify and obtain additional sources of funding and pursue expense reduction opportunities, but we may be unable to successfully implement these strategies. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

We have in the past and may in the future experience delayed launches, launch failures, failure of our launch vehicles, landers, or orbital vehicles to reach their planned orbital locations, significant increases in the costs related to launches of launch vehicles, landers, or orbital vehicles, and insufficient capacity available from third-party providers of launch services with whom we partner.

Any such issue could result in the loss of our launch vehicles, landers, or orbital vehicles or cause significant delays in their deployment, which could harm our business, financial condition, and results of operations.

Delays in launching launch vehicles, landers or orbital vehicles are common and can result from manufacturing delays, supply chain delays, natural or man-made disasters, adverse weather conditions or issues at the facilities used for testing, training, and operating space-related activities, including launch sites, extended product development programs, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals, regulatory standards preventing us from launching at certain times, unexpected national priority events, changes in landing coordinates, updates to mission specifications (including mission scope and objectives), our customers exercising their right to delay for a fee pursuant to the terms of their contractual arrangements, launch failures, and unexpected events or disruptions that occur during transportation of launch vehicles or other equipment to the launch payload processing facility. If launch vehicle or lander manufacturing schedules are not met, a launch opportunity may not be available at the time the satellites or landers are ready to be launched. We also share launches with other satellite or launch vehicle manufacturers (particularly in the context of our ridesharing arrangements with customers) and launch service providers who have caused, and may in the future cause, launch delays that are outside of our control. In addition, launch vehicles or satellite deployment mechanisms may fail, which could result in the destruction of any satellites or landers we have in such launch vehicle or an inability for the satellites or landers to perform their intended mission.

Launch failures also result in significant delays in the deployment of satellites or landers because of the need to manufacture replacement parts and to obtain alternative launch opportunities and FAA approval to launch again. For example, on April 29, 2025 an anomaly occurred during our Alpha mission that launched from Vandenberg Space Force Base in California. As a result, the FAA required us to conduct a mishap investigation before we could conduct further launches. As announced on August 26,2025, we have since received clearance from the FAA to resume Alpha rocket launches. We also regularly review intended landing coordinates in order to determine the optimal landing site for our landers in consultation with NASA, while also updating mission specifications such as the scope of missions and the mission objectives.

As such, from time to time, we have made, and expect to continue to make, material modifications to our missions, each of which may, alone or in the aggregate, cause us to experience material delays. Further, it could be more costly, and potentially prohibitively more costly, for us to launch and deploy our satellites or landers in the future due to increases in the cost of launches, launch insurance rates, and launch-related services. We have previously experienced, and may experience in the future, delays or other complications in the design, development, manufacture, launch, production, delivery, or servicing ramp of our product and service offerings. If delays like this arise or recur, if our remediation measures and process changes are not successful, if our customers exercise their right to delay pursuant to the terms of our contractual arrangements, if there is an increase in the cost of launches or related services, or if we experience other issues with design, production, or quality underperformance or failures, there could be a material adverse effect on our business, financial condition, and results of operations.

If we are unable to adapt to and satisfy customer demands with respect to our product and service offerings in a timely and cost-effective manner, or if we are unable to manufacture our launch vehicles, landers, or orbital vehicles at a quantity and quality that our customers demand, our ability to grow our business may suffer.

The success of our business depends in part on effectively managing and maintaining our commercial launch services and our national security software offerings, manufacturing a sufficient volume of launch vehicles, landers, and orbital vehicles, conducting a sufficient number of launches to meet customer demand, and providing customers with a high-quality experience that meets or exceeds their expectations. Even if we succeed in developing launch vehicles, landers, and orbital vehicles or producing these and other products consistent with our targeted timelines and customers’ expectations, we could thereafter fail to develop the ability to produce these products or provide the corresponding cislunar services at a sufficient volume with a quality management system that ensures each unit performs as required. Any delay in our ability to produce launch vehicles, landers, and orbital vehicles or provide cislunar services at the rate our customers require and with a reliable quality management system could have a material adverse effect on our business. If our current or future launch services do not meet expected performance or quality standards, including with respect to customer safety and satisfaction, we could experience operational delays. Further, launch operations within restricted airspace require advance scheduling and coordination with government agencies and owners of launch sites and other users, and any high priority national defense assets will have priority in the use of these resources, which may impact the cadence of our launch operations or could result in cancellations, launch facility transfers, additional costs, or rescheduling. Any operational or manufacturing delays or other unplanned changes to our ability to conduct our launches or manufacture our products could have a material adverse effect on our business, financial condition, and results of operations. Additionally, if we fail to deliver software that meets our customers’ demands they may not renew or extend their contracts with us. There can be no assurances that we will be able to renew or obtain additional contracts (on the same or better terms, or at all) to replace any revenue lost upon the expiration or completion of any particular contract.

Space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares, and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our launch vehicle and spacecraft performance.

Space weather, including coronal mass ejections and solar flares have the potential to impact the performance and controllability of launch vehicles and spacecraft on orbit, including completely disabling our launch vehicles or spacecraft on orbit. Although we have some ability to actively maneuver our spacecraft to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties, and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our launch vehicles or spacecraft should a collision occur. Any such damage to our launch vehicles and spacecraft could impact the success of our customers’ missions, our reputation, the reusability of certain of our products and have other negative effects that we do not currently anticipate, any of which could adversely impact our business, results of operation and financial condition.

We derive a substantial amount of our revenues and backlog from only a few of our customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce our revenues and backlog.

For the year ended December 31, 2025, our top five customers together accounted for over 86% of our revenue and our top five backlog customers accounted for approximately 81% of our backlog as of December 31, 2025. Our customers may change their ordering patterns or business strategy, be delayed in the fulfillment of their contractual obligations to us, reduce or cease their use of our services, or become unable to pay for services they had contracted to buy, whether due to a downturn in their business or otherwise. A substantial amount of our backlog for government customers is also subject to risks of future government funding levels, which may be substantially curtailed or abandoned, resulting in contract cancellations, modifications, delays, or reduction in orders. In particular, the current administration has indicated it is committed to decreasing federal spending and the size of government. If the administration were to take actions that impacted the amount our government customers are able to spend on our services, it could materially adversely impact our business, results of operations, and financial condition. In addition, some of our customers’ industries are undergoing significant consolidation, and our customers may be acquired by each other or other companies, including by our competitors. Such acquisitions could adversely affect our ability to sell services to such customers and to any end-users whom they serve. Our customers may in the future default, on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Such defaults could adversely affect our revenues, operating margins, and cash flows. In addition, under our contracts, our customers generally have the right to terminate, cancel, or curtail our contracts for convenience. Any decisions by our customers to terminate, cancel, or curtail our contracts would adversely affect our backlog revenues, revenue growth, and profitability. If our backlog is reduced due to the financial difficulties of our customers or other reasons, including cancellations for convenience, our revenues, operating margins, and cash flows would be further negatively impacted.

Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings, and cash flows, and otherwise adversely affect our financial condition.

Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings, and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.

Our business may be adversely affected by changes in budgetary priorities of the U.S. government.

Changes in federal government budgetary priorities could directly affect our financial performance and could have a material adverse effect on our business, results of operations, prospects, and financial condition. A significant decline in government expenditures, a shift of expenditures away from programs that support the industry in which we operate or related industries or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products, and could adversely impact the trading price of our common stock. In addition, if government budgets are not approved in a timely fashion, our U.S. government customers may not be able to start new programs and may not have adequate funding for existing programs, which could impact the progress in achieving certain milestones under our contracts and our business, results of operations, and financial condition.

Increased congestion from the proliferation of LEO constellations could materially increase the risks of potential collision with space debris or another spacecraft and limit or impair our launch flexibility and/or access to our own orbital slots.

Recent years have seen increases in the number of spacecraft deployed to LEO, and publicly announced plans call for many thousands of additional spacecraft deployments over the next decade. The proliferation of these LEO constellations could materially increase the risks of potential collision with space debris or another spacecraft and affect our ability to effectively access sufficient orbital slots to support the expected growth across our business, which could in turn have an adverse impact on the trading price of our common stock and our business.

The market for commercial launch services for small- and medium-sized payloads is still emerging, and shifting, and the market may not achieve the growth potential we expect. Our own growth relies on our ability to add new launch sites, which could be delayed by business or regulatory challenges.

The market for in-space infrastructure services, in particular, commercial launch services for small-sized payloads, has not been well established and is still emerging and shifting, with many players acting as customers, prime contractors, or acquirers, or targets of acquisitions. Our estimates for the total addressable launch market and satellite market are based on a number of internal and third-party estimates, including our backlog, the number of potential customers who have expressed interest in our launch services, assumed prices and production costs for our launch vehicles, assumed flight cadence, our assumptions regarding our ability to leverage our current manufacturing and operational processes, and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable at this date and time, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the potential customers, total addressable market for our services, as well as the expected growth rate for the total addressable market for our services, may prove to be incorrect. Further, should any of our customers be acquired by one of our competitors, our future revenue and prospects may be impacted as those customers may decide not to continue to purchase our launch and other services. In addition, part of our strategy involves increasing our launch frequency and capability. We currently operate a launch site at the Vandenberg Space Force Base in California, and we are continuing to build out our launch infrastructure with a project currently underway at Virginia's Mid-Atlantic Regional Spaceport on Wallops Island to facilitate launches of both our Alpha and Eclipse launch vehicles, as well as a collaborative agreement with the Swedish Space Corporation (“SSC”) to jointly launch satellites with our Alpha rocket from the spaceport at Esrange Space Center in Sweden. In the future, we expect to enter into a variety of arrangements to secure additional launch sites within and outside the United States. We have in the past and may in the future experience delays in our efforts to secure additional launch sites around the globe. Regulatory challenges or our inability to timely secure the necessary permissions to establish these launch sites could delay our ability to achieve our target launch cadence and could adversely affect our business.

If we are unable to manage the increasing technological complexity of our business, or achieve or manage our expected growth, our business could be adversely affected.

The technological complexity of our business has increased significantly over the last several years. This increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational, and financial infrastructure. We anticipate that a further growth of headcount and facilities, domestically as well as internationally, will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage, and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing, and integrating these new employees, or retaining these or our existing employees, then our business may experience declines. To support our expected growth, we must continue to improve our operational, financial, and management information systems. If we are unable to manage our growth while maintaining our quality of service, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, then our business, financial condition, and results of operations could be materially adversely affected.

We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.

We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown rapidly, and much of that growth has occurred in recent periods, the markets for launch services, landers, orbital vehicles, related components, and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services from government and commercial customers, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these or other factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

If we continue to expand outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.

As part of our growth strategy, we have in the past identified, and in the future will aim to continue identifying, potential customers and launch sites outside of the United States. For example, in June 2024, we signed a collaborative agreement with SSC to jointly launch satellites with our Alpha rocket from the spaceport at Esrange Space Center in Sweden. As we expand internationally, we are subject to additional risks related to doing international business, including:

•
restructuring our operations to comply with local regulatory regimes;
•
identifying, hiring, and training highly skilled personnel in foreign jurisdictions to the extent required;
•
unexpected changes in law, including tariffs, trade barriers, and regulatory requirements, including through the International Traffic in Arms Regulations (“ITAR”), Export Administration Regulations (“EAR”), and Office of Foreign Assets Control (“OFAC”), especially in light of tariffs imposed or threatened to be imposed by the U.S. presidential administration or any retaliatory tariffs announced by other countries;
•
economic weakness, including inflation, or political instability in foreign economies and markets;
•
compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•
foreign taxes;
•
the need for U.S. government approval to operate our space systems outside the United States;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;
•
government appropriation of assets or technology;
•
the infringement, misappropriation, or other violation of our intellectual property by our partners or other third parties;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
reduced spend from our U.S. government customers; and
•
disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act, OFAC regulations and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes.

In addition, any non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption laws, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political, and economic risks. The violation of any regulation could adversely affect our plans for international expansion.

Many of our contracts are government contracts or issued under government contracts. The inability to comply with any of our contracts or meet eligibility requirements may result in financial liabilities, failure to receive security clearance certifications, and loss of current and future business.

A number of our contracts are with a government customer, or are subcontracts entered into in connection with a prime contract with a government customer. U.S. government contracts generally are subject to the Federal Acquisition Regulation (the “FAR”), agency-specific regulations that supplement the FAR, such as the DoW’s Federal Acquisition Regulations, and other applicable laws, security requirements, and regulations. These regulations impose a broad range of requirements and terms, many of which are unique to U.S. government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. For example, we are at times required to obtain approval to export, re-export or transfer (in-country) our products from U.S. government agencies and similar agencies elsewhere in the world. Failure to obtain approval to export, or a determination by the U.S. government or similar agencies elsewhere in the world from which we failed to receive required approvals or licenses, could eliminate or restrict our ability to sell our products outside the United States or another country of origin, and the penalties that could be imposed by the U.S. government or other applicable government for failure to comply with these laws could be significant. Our customers are often required to flow down additional government contract terms to us, and we have no ability to negotiate or object to such terms. These requirements and terms that may increase our costs of doing business and reduce our profits under these contracts. Our failure to comply with any of the terms of our contracts could result in delays in the performance of our services, an inability to acquire government or commercial contracts, reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, contractual damages, the requirement to reperform work, the assessment of penalties and fines that could lead to suspension or debarment from U.S. government contracting or subcontracting, and potential civil and criminal liability. Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits, and investigations regarding our compliance with government contract requirements. Government contracts may be subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In particular, “whistleblower” provisions under federal law also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

We are subject to certain unique business risks as a result of supplying services to the U.S. government.

Companies engaged in supplying defense-related services to U.S. government agencies, whether through direct contracts with the U.S. government or as a subcontractor to customers contracting with the U.S. government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. government to unilaterally:

•
suspend us from receiving new contracts based on alleged violations of procurement laws or regulations;
•
terminate existing contracts;
•
revoke required security clearances;
•
reduce the value of existing contracts; and
•
audit our contract-related costs and fees including allocated indirect costs.

U.S. government contracts can be terminated by the U.S. government at its convenience without notice. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

U.S. government in-sourcing could result in loss of business opportunities and personnel. The U.S. government has continued to reduce the percentage of contracted services in favor of more federal employees through an initiative called “in-sourcing.” Over time, in-sourcing could have an adverse effect on our business, financial condition, and results of operations. Specifically, as a result of in-sourcing, government procurements for services could be fewer and smaller in the future. In addition, work we currently perform could be in-sourced by the federal government and, as a result, our revenues could be reduced. Moreover, our employees could also be hired by the government. This loss of our employees would necessitate the need to retain and train new employees. Accordingly, the effect of in-sourcing or the continuation of in-sourcing at a faster-than-expected rate could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, U.S. government purchasing regulations contain a number of operational requirements that apply to entities engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on our business, financial condition, and results of operations.

If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment, civil False Claims Act allegations (which can include civil penalties and treble damages) and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely affect our reputation, business, financial condition, and results of operations.

Our business is substantially dependent on contracts entered into with customers in the ordinary course of business. As such, we are subject to counterparty risk. If a counterparty to one of our contracts were to default or otherwise fail to perform or be delayed in its performance on any of its contractual obligations to us, such default, failure to perform or delay could have a material adverse effect on our business, financial condition, and results of operations.

Our business is substantially dependent on contracts entered into with customers in the ordinary course of business. Our budgeted capital expenditures for our backlog, forecasted growth, and strategic plan are based on revenues expected to be generated pursuant to existing contracts. If a customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, we would be required to adjust our budget, forecasts, and strategic plans, which may negatively affect our business, financial condition, cash flows, and/or liquidity. Additionally, if the scope of anticipated work related to any customer contract were to change due to unforeseen circumstances or evolving requirements of one or more of our counterparties, we may be unable to generate revenue on our anticipated timeline or may be required to incur increased costs from those originally estimated for a project, which could cause our budgets, forecasts, and plans to be inaccurate. It is not possible to predict with accuracy the impact of any default, failure to perform or delay, which results in our inability to completely mitigate such risks. As such, the counterparty default, failure to perform or delay in performance may have a material adverse impact on our business, financial condition, and results of operations.

We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.

The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying, developing, and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. Such development is also expensive. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition, and results of operations could be materially and adversely affected.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations and growth prospects are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession or fears of recession, availability of capital, energy and commodity prices, the availability and cost of labor, tariffs, trade laws and trade wars, and the effects of governmental initiatives to manage economic conditions. In particular, the imposition (or threatened imposition) of tariffs by the U.S. government and countermeasures that were, and may be taken, in response thereto could materially adversely impact global economic and political conditions, and disrupt the business of our customers and suppliers, and thereby harm our business. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global trade and central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the ongoing Russia and Ukraine war, conflict in the Middle East, China-Taiwan relations, and conditions in Latin America following the recent U.S. military action in Venezuela), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, financial condition, and results of operations. For example, such conditions may cause current or potential customers to delay or decrease spending on our products and services or render our suppliers unable to meet our demand requirements, maintain the pricing of their products or continue operations, as their businesses and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services, and the inability of our suppliers to provide us with products or services with the expected volumes or prices, may adversely affect our earnings and cash flows. The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”), and Russia. Such invasion, ongoing military conflict, resulting sanctions, and related countermeasures by NATO states, the United States, and other countries are likely to lead to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance. Volatility in equity capital markets may adversely affect the market price of our common stock, which may affect our ability to fund our business through the sale of equity securities and retain key employees through our equity compensation plans.

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts, and components from our suppliers. We obtain certain of our hardware components, various subsystems and systems and other products and services from a limited group of suppliers and vendors, some of which are sole source suppliers and vendors. Although we hold long-term non-binding contracts with certain key suppliers that establish pricing, minimize lead times and to some degree mitigate risk, we do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems, or products to us. Our reliance on suppliers without long-term non-binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products, and will perform their obligations on a timely basis. Moreover, if our suppliers change their processes and quality control without notice, such change could impact the quality of our subassemblies, which could materially adversely affect our business. We obtain certain components from suppliers outside of the United States, which exposes us to risks associated with international trade, including, but not limited to, the impact of tariffs and retaliatory measures taken in response thereto, including controls on the export of rare earth minerals to the United States, such as China’s ban on exports of rare earth minerals to the United States. In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components has been and currently still is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ ongoing timely delivery of these components to us. Shortages in components for our products and delays in obtaining components for our products could cause customers to terminate their contracts with us, delay orders from us or cause us to delay accepting orders, negatively impact our ability to win new programs and/or contracts, negatively impact and disrupt our development programs, increase our costs and accordingly, our losses on fixed-price contracts and materially adversely affect our business, financial condition, and results of operations.

Moreover, if any of our suppliers become capacity constrained, financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. In particular, the market for semiconductors is highly competitive and other customers, including AI companies, may have significantly greater financial resources than we do. It may take several months to locate alternative suppliers, if required, and if we are able to at all, or to redesign our products to accommodate components from different suppliers. Even if we identify alternate suppliers, we may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing, and other costs to establish such alternative sources, be required to redesign our products and to complete additional quality control procedures. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, adversely impacting our cash flow. We have experienced increased costs for components, as well as increased shipping, warehousing, and inventory costs. We cannot predict the extent to which these costs will continue and/or continue to increase or if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. Prolonged disruptions in the supply of any of our key raw materials or components could cause us to experience cancellations or delays of scheduled launches, customer cancellations, or reductions in our prices and margins, any of which could harm our business, financial condition, and results of operations. Additionally, shortages of components may result in increased inventory of unfinished products and significant quantities of other unused components remaining in inventory, which could expose us to increased risks of obsolescence and losses which may not be fully covered by insurance.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year could have an adverse impact on our business, financial condition, and results of operations.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, and results of operations. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, and results of operations in a number of ways, including the following:

•
The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate;
•
U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels; and
•
We may experience declines in revenue, profitability, and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state, and local governments.

Furthermore, we believe continued budget pressures could have serious negative consequences for the security of the U.S., the defense industrial base and the customers, employees, suppliers, investors, and communities that rely on companies in the defense industrial base. Budget and program decisions made in this environment would have long-term implications for us and the entire defense industry.

A failure of our information technology systems, physical or electronic security protections, or an interruption in their operation due to internal or external factors including cyber attacks or insider threats, could have a material adverse effect on our business, financial condition, or results of operations.

Our operations are dependent on our ability to protect our employees, business systems, manufacturing capabilities, information systems, classified information, controlled unclassified information, computer equipment and information databases from system failures or malicious acts. We rely on both internal information technology systems, physical controls and policies, and certain external services and service providers to manage the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our employees, customers, and suppliers, fulfill customer orders and maintain our financial and accounting records. In addition, many of our systems are required to comply with higher standards applicable to systems that hold controlled technology or data. If our main data center were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Similarly, we rely on third-party providers and in the event that any third-party provider’s systems or service abilities failed or are interrupted, our ability to operate may be impaired. Some of these third-party providers may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. Any of these risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. We are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, actual or threatened acts of war, power losses, telecommunications failures, personnel misconduct, human error, and similar events. We are also vulnerable to cyber attacks or cybersecurity incidents, such as computer viruses, worms, ransomware, and other malicious and destructive code, phishing attacks, and denial or degradation of service attacks, and have been the target of attempted cyber attacks. We may also experience similar security threats to the software and systems we develop, install, or maintain under customer contracts. Although we work cooperatively with our customers and other business partners, including our service providers, suppliers, and subcontractors, to seek to minimize the potential for and impact of cyber attacks and other security threats, we must rely on the safeguards put in place by those entities. Because of the nature of our business and our support of the U.S. government, we (and our customers and suppliers) may be targeted for such attacks by hostile foreign governments.

The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs, or loss of important information or capabilities, any of which could have a material adverse effect on our business, financial condition, or results of operations. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we or our third-party providers experience could result in unauthorized access to, misuse of or unauthorized acquisition of our or our customers’ data, the loss, corruption, or alteration of this data, interruptions in our operations or damage to our computer hardware or systems or those of our customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation and our ability to win work on sensitive contracts for defense software in the future. Such disruptions may have adverse legal and regulatory consequences to us and our business, particularly if we or our third-party providers are unable to anticipate such acts or implement adequate preventative measures. For more information on our legal and regulatory obligations with respect to data protection, privacy, and information security, see “Risk Factors—Risks Related to Litigation and Regulation—Our business is subject to federal, state, and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and materially adversely affect our business and operating results.”

We are subject to the U.S. Government’s security requirements, including the DoW’s National Industrial Security Program Operating Manual, for our facility and personnel security clearances, which are prerequisites to our ability to perform on classified contracts and work for the U.S. Government.

A facility security clearance is required for a company to perform on classified contracts or classified work for the DoW and certain other agencies of the U.S. Government. Security clearances are subject to regulations and requirements including such requirements as those contained in the National Industrial Security Program Operating Manual (the “NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with U.S. Government contracts. The Defense Counterintelligence and Security Agency (“DCSA”) manages the facility clearance process under the NISPOM and conducts various facility audits and inspections throughout the life cycle of a respective facility clearance.

Any facility not staffed by appropriately cleared personnel, and/or that fails a DCSA inspection places the facility clearance and the ability to perform classified contracts in jeopardy. As such, we must comply with the requirements of the NISPOM and other applicable U.S. Government industrial security regulations. If we were to violate the terms and requirements of the NISPOM or such industrial security regulations (which apply to it under the terms of classified contracts, if any), or if one or more of our facilities or personnel security clearances is invalidated or terminated, we may not be able to continue to perform our existing classified contracts, if any, and may not be able to enter into new classified contracts, if any, which could adversely affect our revenues. Failure to comply with the NISPOM or other security requirements may result in loss of access to classified information and subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government, which could have an adverse effect on our financial position, results of operations and/or cash flows and cause reputational harm.

Our systems utilize third-party open-source software, and any failure to comply with the terms of one or more of these open-source software licenses could adversely affect our business, subject us to litigation, or create potential liability.

Our systems include software licensed from third parties under any one or more open-source licenses, and we expect to continue to incorporate open-source software in our systems and technology in the future. Moreover, we cannot ensure that we have effectively monitored our use of open-source software, or validated the quality or source of such software, or that we are always in compliance with the terms of the applicable open-source licenses or our current policies and procedures. From time to time, there have been claims against companies that use open-source software in their products and services asserting that the use of such open-source software infringes the claimants’ intellectual property rights. As a result, we could be subject to suits by third parties claiming that what we believe to be licensed open-source software infringes such third parties’ intellectual property rights. Additionally, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional R&D resources to change our solutions. We may continue to experience such vulnerabilities in the future. Use of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities where open-source software may be more susceptible. In addition, certain open-source licenses require that source code for software programs that incorporate, use, or combine with such open-source software be made available to the public at no cost and that any modifications or derivative works to such open-source software continue to be licensed under the same terms as the open-source software license. The terms of various open-source licenses to which we are subject are ambiguous and have not or may not have been interpreted by courts in the relevant jurisdictions, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our software and data. By the terms of certain open-source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open-source licenses, if we combine our proprietary software with open-source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, seek licenses from third parties on terms that are not commercially feasible or otherwise be limited in the provision of our products and services, each of which could reduce or eliminate the value of our solutions. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales. Furthermore, any such re-engineering or other remedial efforts could require significant additional R&D resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

We depend on our current CEO and other executive officers, senior management team, and highly trained employees, and any work stoppage, difficulty in hiring similar employees, or ineffective succession planning could materially adversely affect our business and could impair our relationships with U.S. government customers and disrupt the management of our business.

Because our products are highly engineered, we depend on an educated and trained workforce. There is substantial competition for skilled personnel in our industry, and we could be materially adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel. We may not be able to continue to hire, train, and retain qualified employees at current wage rates since we operate in a competitive labor market, and currently significant inflationary and other pressures on wages exist.

In addition, our success depends in part on our ability to attract and motivate senior management and highly skilled key employees, including engineering, manufacturing and quality assurance, design, finance, marketing, sales and support, and finance and accounting personnel. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Competition for qualified personnel can be strong. Our senior management team has extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy, and if we are unable to effectively provide for the succession of key personnel, senior management, and our executive officers, our business, financial condition, and results of operations could be materially adversely affected.

We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. The current tight labor market has adversely impacted our ability to recruit qualified personnel, including engineers. Increased restrictions on the import or retention of foreign labor may also increase demand for engineering personnel and adversely impact our ability to hire and retain qualified personnel. Further, significant amounts of time and resources are required to train technical, sales, and other personnel, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results.

Furthermore, the relationships and reputation that our CEO and other members of our senior management team have established and maintain with U.S. government agencies and personnel contribute to our ability to maintain strong customer relationships and to identify new business opportunities. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good customer relations, and to otherwise manage our business.

Misconduct of employees, subcontractors, agents, suppliers, business partners, or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a material adverse impact on our reputation, business, financial condition, and results of operations.

Our employees, subcontractors, agents, suppliers, business partners, joint ventures or others working on our behalf may engage in misconduct that could adversely impact our business including by committing fraud or engaging other improper activities such as falsifying time or other records, and violating laws and failing to comply with our policies and procedures or with federal, state, or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws, and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Although we have implemented policies, procedures, training, and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. In the ordinary course of our business, we form and are members of joint ventures (meaning joint efforts or business arrangements of any type). Our failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil, or criminal investigations and enforcement actions, fines, and penalties, restitution or other damages including civil False Claims Act allegations (which can include civil penalties and treble damages), loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state, or local government agencies, any of which would materially adversely affect our reputation, business, financial condition, and results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, business acquisitions, recoverability of assets, valuation of derivatives and nonredeemable non-controlling interests, valuation of goodwill and intangible assets, contingencies, stock-based compensation, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. In particular, estimating our contract revenues requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs include expected increases in wages and prices for materials; we also consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. There are many reasons estimated contract costs can increase, including inflation, labor challenges, supply chain challenges, and market volatility; delays or limitations in customer funding; design or other development challenges; production challenges (including from technical or quality issues and other performance concerns); inability to realize learning curves or other cost savings; changes in laws or regulations; actions necessary for long-term customer satisfaction; and natural disasters or environmental matters. Fixed-price contracts inherently tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, labor rates and shortages, challenges in estimating contract revenues and costs, and supplier challenges, some of which we may be particularly exposed to given the nature of our business. While management uses its best judgment to estimate costs associated with fixed-price contracts, future events can result in significant adjustments. These assumptions and estimates involve the exercise of a significant amount of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies, or developments in the business, which could materially affect our consolidated financial statements. In addition, we sometimes receive advanced payments and billings in excess of the amount of revenue we recognize, which we record as deferred revenue. As a result, our cash flows may be subject to fluctuation across periods in a manner that may be unrelated to our underlying performance.

We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

We contract with a single vendor or a limited number of vendors to provide certain key products or services, such as composite prepegs, spin forming of engine chambers, and chamber electroplating. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial condition, and results of operations may be adversely affected. While alternative sources for these products, services, and technologies may exist or develop in the future, including through foreign vendors, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, our current or future vendors may request changes in pricing, payment terms, or other contractual obligations, which could cause us to make substantial additional investments. Additionally, certain of our suppliers’ employees are represented by labor unions, and any labor union actions at our suppliers may also affect us. Work stoppages and instability in our relationships with labor unions could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

We face significant competition.

We operate in the highly competitive global space industry, which has been more competitive recently, given the increased focus of the U.S. presidential administration on human missions to space. Competitors across our launch, land, and orbit businesses range in size from divisions of large public corporations to small, privately held entities. We face intense competition in the global space market. In addition, we are aware of a significant number of competitors actively engaged in developing commercial launch capabilities for small and medium sized payloads in the U.S. and globally. Many of our current and potential competitors are larger and have substantially greater financial or other resources than we currently have or expect to have in the future, and thus may be better positioned to exploit the market need for spacecraft propulsion systems and launch services for small and medium sized payloads with targeted orbital delivery, which is one primary focus of our launch business. Further, our recent acquisition of SciTec exposes us to new competitive risks related to the security software and data industry. The market is fragmented and highly competitive, often requiring a competitive bidding process to be awarded contracts. The industry is also constantly evolving, with a wide range of established and emerging defense software and services vendors, as well as organizations, that choose to build their own solutions in-house, including the U.S. government utilizing their own capabilities.

Our ability to compete depends on high product performance, consistent high quality, short lead time and timely delivery, competitive pricing, superior customer service and support, and continued certification under customer quality requirements and assurance programs. Our competitors may also be able to devote greater resources to the development of their current and future technologies, which could overlap with our technologies, or the promotion and sale of their products and services. Our competitors could offer products and services at lower prices, which could undercut our business strategy and potential competitive edge. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings relative to ours, and may reduce the size of our addressable market. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor could benefit from subsidies from, or other protective measures by, its home country. We believe our ability to compete successfully as a provider of comprehensive space mission solutions does and will depend on number of factors, which may change in the future due to increased competition, including the price of our products and services, customer satisfaction for the experiences we offer, and the frequency and availability of our products and services. If we encounter difficulties in scaling our production capabilities, if we fail to develop and successfully commercialize our launch systems, landers, orbital vehicles, and related technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business, financial condition, and results of operations could be materially and adversely impacted.

Any inability to operate Alpha at our anticipated launch rate could adversely impact our business, financial condition, and results of operations.

Our launch services business is currently dependent to a significant extent on Alpha. To be successful, we will need to maintain a sufficient launch rate, which will be negatively impacted if we are not able to operate Alpha for any reason, including not being granted appropriate government clearance after a launch failure. We may be unable to operate Alpha at our anticipated launch rate for a number of reasons, including, but not limited to, production delays or failures, design and engineering flaws, launch failures, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications, customer delays or cancellations, or other events that force us to cancel or reschedule launches.

Any inability to finalize the development and delivery of Eclipse could adversely impact our business, financial condition, and results of operations.

We have an exclusive partnership with Northrop Grumman to develop Eclipse. The success of the development and delivery of Eclipse is dependent on our combined performance with Northrop Grumman. If Northrop Grumman prioritizes the development of other products, fails to devote sufficient resources to the development of Eclipse, or does not have agile processes in place for the design, development, integration, and testing of launch operations, we may be unable to introduce Eclipse to the market, which could have an adverse impact on our business and projected growth. Furthermore, the ability of Eclipse to go to market may be impacted if Northrop Grumman is unable to approve internal or other governmental and commercial bids.

We may need to invest in new information technology systems and infrastructure to scale our operations.

The markets in which we operate are characterized by changing technology and evolving industry standards, and accordingly we may need to adopt new information technology systems and infrastructure to scale our business and obtain the synergies from prior and future acquisitions. Our information technology and business systems and infrastructure could create product development or production work stoppages, unnecessarily increase our inventory, negatively impact product delivery times and quality, and increase our compliance costs. Failure to invest in newer information technology and business systems and infrastructure (including when certain software applications become obsolete or are no longer used in our business) may lead to operational inefficiencies and increased compliance costs and risks. In addition, an inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals. Furthermore, operational inefficiencies may occur and our business may be impacted if certain of our software applications are no longer usable, including due to the foreign acquisition of such applications. As we implement new systems or integrate existing systems, they may not perform as expected. An inability to maximize the utility and benefit of our current information technology and business tools could impact our ability to meet cost reduction and planned efficiency and operational improvement goals. Moreover, our competitors may develop technology systems and infrastructure that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or infrastructure that meet customers’ requirements or expectations, sales may suffer, and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition, and results of operations could be materially and adversely affected.

Tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/export regulations could have a material adverse effect on global economic conditions and our business, financial condition, and results of operations.

We are subject to tariffs on certain imports into the United States. Since early 2025, the U.S. administration announced the imposition of tariffs on substantially all countries that trade with the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries. In addition, any additional tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war, lead to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment. These tariffs could adversely impact our business, financial condition, and results of operations, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income, and net income.

Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.

We are vulnerable to natural disasters and significant disruptions including tsunamis, hurricanes, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics, or pandemics, acts of terrorism, power shortages and blackouts, aging infrastructures, telecommunications failures, and disruptive political events. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors, or customers; destruction of facilities; loss of life; and/or damage or disruption to our employee’s homes and/or their ability to commute to our facilities. The availability of many of our products and services depends on the continuing operation of our information technology and communications systems. Any downtime, damage to, or failure of our systems could result in interruptions in our operations and services, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from extreme weather events, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks, and other attempts to harm our systems. Our manufacturing facilities are also subject to risks associated with an aging infrastructure. An infrastructure failure could result in the destruction of launch vehicles, spacecraft, and related components being manufactured or in inventory, manufacturing delays, or additional costs. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. In addition, because we participate in the defense and national security industries, we could ourselves become the target of such an attack or disruption. Such events also could impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, which would make it difficult to continue our commercial launch activities as planned or thereafter increase our launch cadence or may also delay our customers’ plans to launch their payloads. Generally, the disaster recovery and business continuity plans we have in place currently are limited and may prove inadequate in the event of a serious disaster or similar event, particularly as the majority of our operations and employees are concentrated within a 25-mile radius encompassing our Cedar Park and Briggs, Texas facilities. We do not maintain back-up manufacturing facilities or operations. The occurrence of any of the foregoing could result in lengthy interruptions in our operations and services and/or damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

Our operating results may fluctuate significantly, which makes forecasting our future operating results difficult and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the number of launch missions or cislunar services (including on-orbit transfers, hosting, delivery, and servicing) we schedule for a period, the price at which we sell them and our ability to schedule additional launch missions for repeat customers;
•
the shift in receiving milestone payments for our launch or spacecraft solutions and services (including as a result of one of our customers exercising its delay right pursuant to its contractual arrangement with us);
•
the cost of raw materials or supplied components critical for the manufacture and operation of space products or launch systems;
•
the timing and cost of, and level of investment in, R&D relating to our technologies and our current or future facilities, including as a result of changes in government spending;
•
our financial condition;
•
developments involving our competitors;
•
changes in governmental regulations or in the status of our regulatory approval or applications;
•
future accounting pronouncements or changes in our accounting policies; and
•
general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. The principal reason that we may release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will be less familiar with their business, procedures, and operations. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

Our customers’ inability to obtain financing for their purchases from us and/or their inability to obtain financing to maintain their business could have a material adverse effect on our business.

Some of our customers may require substantial financing to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, including the ability of our government customers to receive adequate funding for new and current programs, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if a market downturn results in insolvencies for our customers, it could materially adversely impact our business, financial condition, and results of operations.

Our business involves significant risks and uncertainties that may not be covered by insurance. Also, due to the inherent risks associated with commercial spaceflight, there is the possibility that any accident or catastrophe could lead to the loss of human life or a medical emergency.

Although there have been and will continue to be technological advances in spaceflight, it is still an inherently dangerous activity. Explosions and other accidents on launch or during the flight have occurred and will likely occur in the future. If such incident should occur, we will likely experience a total loss of our systems, products, technologies and services, and our payloads and payloads of our customers. The total or partial loss of one or more of our products or payloads could have a material adverse effect on our reputation, business, financial condition, and results of operations. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development. Further, commercial spaceflight is an inherently risky activity that can lead to accidents or catastrophes impacting human life. It is impossible to completely eliminate the potential for human or other error, and there is a possibility that other accidents may occur in the future as a result of human error or for a variety of other reasons, some of which may be out of our control. Any such accident could result in substantial losses to us, including reputational harm and legal liability, and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

We routinely conduct hazardous operations in manufacturing, test, and launch of our launch systems, space products and various subsystems, which could result in damage to property or persons. The release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt our operations and adversely affect our financial results.

We manufacture, test, and operate highly sophisticated launch systems and Space Products and we conduct launch activities that depend on complex technology. Although there have been, and will continue to be, technological advances in spaceflight, our operations remain an inherently hazardous and risky activity. Our business operations involve the handling, production, and disposition of potentially explosive and ignitable energetic materials, and other dangerous chemicals, including materials used in rocket propulsion. The handling, production, transport, and disposition of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. A release of these chemicals or an unplanned ignition or explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. Extensive regulations apply to the handling of explosive and energetic materials, including but not limited to regulations governing hazardous substances and hazardous waste. The failure to properly store and ultimately dispose of such materials could create significant liability and/or result in regulatory sanctions. While we have built operational processes designed to ensure that the design, manufacture, performance, and servicing of our spacecraft meet rigorous quality standards, there can be no assurance that we will not experience operational or process issues that could result in potential safety risks. Any actual or perceived safety or reliability issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure, and other costs that may arise. Such issues could result in canceled contracts, delaying or canceling planned launches, increased regulation, or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property, or other complications could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our corporate headquarters and Hive spacecraft facility in Cedar Park, Texas and our Rocket Ranch manufacturing and testing site in Briggs, Texas, which could have a material adverse effect on our business, financial condition, and results of operations.

Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, human errors, epidemics and pandemics, and other similar health crises and similar events. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties. At our facilities, particularly our Hive spacecraft facility in Cedar Park, our Rocket Ranch manufacturing and testing site in Briggs, Texas where the majority of our manufacturing and other operations are concentrated, and SciTec's primary facilities in Colorado and New Jersey, any significant interruption due to any of the above hazards, or from weather conditions, growth constraints, performance by third-party providers (such as electric, utility, or telecommunications providers), failure to properly handle and use hazardous materials, failure of computer systems, power supplies, fuel supplies, infrastructure damage, disagreements with the owners of the land on which our facilities are located, or damage sustained to our runway could result in operational delays or the delay or cancellation of our contracts and, as a result, could have a material adverse effect on our business, financial condition, and results of operations. Moreover, our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could harm our business, financial condition, and results of operations.

Our insurance, customer indemnifications, or other liability protections may be insufficient to protect us from product and other liability claims or losses.

We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Not every risk or liability is or can be protected by insurance given we may incur liabilities that are unique to our products and services, and for those risks we insure, the limits of coverage that are reasonably obtainable may not be sufficient to cover all actual losses or liabilities incurred. We are limited in the amount of insurance we can obtain to cover certain risks, such as cybersecurity risks and natural hazards, including earthquakes, fires, and extreme weather conditions, some of which can be worsened by climate change and pandemics. If any of our third-party insurers fail, become insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage or renew our insurance coverage on favorable terms, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. In some circumstances, we are entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations, or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred. For example, although the U.S. government may pay claims for third-party damages to the extent they exceed our insurance coverage, this depends on a government appropriation and is subject to a statutory limit. In addition, this insurance will not protect us against our own losses, including to our launch vehicle, launch complex and spacecraft. If liability claims or losses exceed our current or available insurance coverage, customer indemnifications, or other legal protections, our business, financial condition, and results of operations could have a material adverse effect on us. Any significant claim may have a material adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues, making it more difficult for us to compete effectively, and could affect the cost and availability of insurance coverage at adequate levels in the future.

A significant portion of our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our status as a newly public company which subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.

Adverse publicity stemming from any incident involving us, our competitors, or our customers could have a material adverse effect on our business, financial condition, and results of operations.

To continue to be successful, we must continue to preserve, grow, and capitalize on the value of our brand in the marketplace. We have previously been and continue to be at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand, or our competitors or customers. For example, in December 2023, our Fly the Lightning mission did not obtain the specified target orbit and a number of media outlets reported on the mission. On September 29, 2025, during testing at Firefly’s facility in Briggs, Texas, the first stage of Firefly’s Alpha Flight 7 rocket experienced an event that resulted in damage to the test stand. This event also received media attention. In the future, if our launch vehicles or space products, those of one of our competitors, or satellites of our customers were to be involved in a public incident, accident, or catastrophe, this could create an adverse public perception of launch or manufacturing activities and result in decreased customer demand for launch and space products, which could cause a material adverse effect on our business, financial condition, and results of operations. Even an isolated incident or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations, or litigation. Further, if our launch vehicles or rockets were to be involved in a public incident, accident, or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business or industry could tarnish our brand or cause customers with existing contracts with us to cancel their contracts, and lead to a material adverse effect on our business, and financial condition and results of operations. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from such incident, adverse media, or accident.

Labor-related matters, including labor disputes, may adversely affect our operations.

None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, or if we expand into a jurisdiction with different labor laws that are more favorable to unions and works councils, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in manufacturing and operations, and increases in our labor costs, which could harm our business, financial condition, and results of operations. In addition, we have in the past and could face in the future a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act, and disability claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various government agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties.

Efforts by the U.S. government to revise its organizational conflict of interest rules could limit our ability to successfully compete for new contracts or task orders, which would materially adversely affect our business, financial condition, and results of operations.

Efforts by the U.S. government to reform its procurement practices have focused on, among other areas, the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has impaired objectivity during performance; unfair access to non-public information; or the ability to set the “ground rules” for another procurement for which the contractor competes. A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. The passage of a new federal law in December 2022 requires the FAR council to provide and update definitions of each of the above types of conflicts of interest and provide illustrative examples of various relationships that contractors could have that would give rise to potential conflicts of interest. The passage of this legislation comes as this topic continues to garner increased scrutiny of such alleged conflicts among federal contractors. The resulting rule-making process, as well as continuing reform initiatives in procurement practices, may, however, result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules. Similarly, organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our business, financial condition, and results of operations could be materially adversely affected.

Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.

We sell complex and technologically advanced products and services, including launch services, spacecraft solutions and services and related technology and components. Sophisticated software used in our products and services, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the launch vehicles, spacecraft, and related components we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the launch vehicles, spacecraft, related components and systems we sell and/or use. Failure to do so could result in lost backlog and revenue and damage to our reputation and may adversely affect our ability to win new contract awards.

If our launch vehicles and spacecraft fail to operate as intended, we may experience warranty claims for product failures, schedule delays or other problems with existing or new products, which could have a material adverse effect on our business, financial condition, and results of operations.

Many of the launch vehicles and spacecraft we develop and manufacture are technologically advanced systems that must function under demanding operating conditions. The sophisticated and rigorous design, manufacturing, and testing processes and practices we employ do not entirely prevent the risk that we may not be able to successfully launch or manufacture our products on schedule or that our products may not perform as intended, whether due to reasons attributable to us or third parties (such as technical limitations of customer payloads or our suppliers’ launch vehicles). When our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service, or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. Our business partners may also cancel existing contracts, which could adversely affect our backlog, business, results of operations, and financial condition. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.

If we fail to adequately protect our proprietary intellectual property rights, including our unpatented proprietary intellectual property, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights. We have granted licenses in our intellectual property to certain customers, which creates an additional risk of unauthorized use or disclosure of our intellectual property.

The success of both our space products and launch services businesses depend, in part, on our ability to protect our proprietary intellectual property rights. To date, we have relied primarily on patents, trademarks, trade secrets, other intellectual property laws, licensing arrangements, non-disclosure or confidentiality agreements with our employees, consultants, and other relevant persons, and other measures to protect our intellectual property (including our intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection), and intend to continue to rely on these and other means. We also rely on trade secrets, designs, know-how, and other confidential information to protect our intellectual property that may not be patentable or subject to copyright, trademark, trade dress, or service mark protection, or that we believe is best protected by means that do not require public disclosure. However, the steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain certain types of intellectual property protection or registration for our intellectual property in the United States or foreign jurisdictions. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Despite our precautions, our proprietary rights in the United States or abroad may not be adequate, and it may be possible for unauthorized third parties to copy, reverse engineer or misappropriate our technology or intellectual property rights and use information that we regard as proprietary to create technology that competes with ours. In addition, although we seek to enter into non-disclosure and invention assignment agreements with our employees and enter into non-disclosure agreements with our customers, consultants and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants, contractors and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. While we seek to enter into such agreements, we may fail to enter into such agreements with all relevant entities, such agreements may be breached or may not be self-executing, and we may be subject to claims that employees misappropriated relevant rights from their previous employers. Accordingly, we cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology, trade secrets or know-how, or that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or claim rights to. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. In certain instances, we have granted customers licenses to our intellectual property, and we have disclosed the necessary intellectual property, including our trade secrets, proprietary know-how and other confidential information, to these customers. Additionally, certain of our customer agreements contain provisions permitting the customer to become a party to, or beneficiary of, an escrow agreement under which we place certain intellectual property in escrow with a third party. Under these escrow agreements, such intellectual property may be released to the customer for certain purposes, including to manufacture (or coordinate the manufacture of) certain of our products upon the occurrence of specified events, such as our filing for bankruptcy or ceasing our business operations generally. Although our license grants contain certain restrictions and protections for our intellectual property, we cannot control the actions by third parties, their affiliates and manufacturing partners, and their respective employees.

If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. Our efforts to protect these rights may be insufficient or ineffective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Any unauthorized use or disclosure of our intellectual property, including by our current or future manufacturing partners and suppliers, would cause us material harm in a manner that monetary damages alone could not redress, and this unauthorized use or disclosure could have a material adverse effect on our business and operations. Other parties may also independently develop technologies, products, and services that are substantially similar or superior to ours. We also may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired, the product is generally open to competition. Products under patent protection usually generate significantly higher revenues than those not protected by patents. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations, and cash flows.

We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or will provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our success depends in part upon successful prosecution, maintenance, enforcement, and protection of our owned and licensed intellectual property. To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may result in significant damage awards or settlement costs. We may also be required to undertake workarounds or substantial reengineering of our products or services, stop using certain technologies, stop offering certain services or enter into royalty or licensing agreements, which may include terms that are not commercially acceptable to us. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, and results of operations. In addition, we may from time-to-time face allegations that we are infringing, misappropriating, or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, financial condition, and results of operations. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could divert the time and resources of our management team and harm our business, financial condition, our results of operations, and our reputation.

A significant deferment of orders by customers could have a material adverse effect on our business, results of operations, prospects, and financial condition.

Uncertainty about current and future global economic conditions may cause the U.S. government, customers, and businesses to modify, defer or cancel purchases in response to tighter credit, decreased cash availability and declining customer confidence. Accordingly, future demand for our products could differ materially from our current expectations. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow.

Shortfalls in available external R&D funding could adversely affect us.

We depend on our R&D activities to develop the core technologies used in our products and for the development of our future products. A portion of our R&D activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies’ financial performance, changes in U.S. government contracting policies and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. To the extent that these external sources of funding are reduced or eliminated, U.S. government agencies may elect to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products, consequently harming our business, financial condition, and results of operations.

Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. government has increasingly relied on contracts that are subject to a continuing competitive bidding process, including multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs, including labor cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, may be split among competitors, or that may be awarded but for which we do not receive meaningful task orders, and several risks, including the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications, or even cancellation of the contract award as a result of our competitors protesting the award of contracts to us. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and profitability. In addition, multiple-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multiple-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and profitability.

The U.S. government’s determination to award a future contract or contract option may be challenged by an interested party, and, if that challenge is successful, that future contract or option may be terminated.

The laws and regulations governing procurements by the U.S. government provide procedures by which other bidders and interested parties may challenge the award of a government contract at the U.S. Government Accountability Office (“GAO”) or in federal court. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the challenge or protest. If any such challenges or protests are filed, the government agency may decide to suspend our performance under the contract while such challenges or protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment.

In addition, we could be forced to expend significant funds to defend any potential award. If a challenge or protest is successful, the government agency may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders. Finally, the government agency, in its discretion, may elect to take corrective action to resolve a pending bid protest which could result in the government agency reevaluating bidders, or asking bidders to re-compete for the contract, and the selection of a new bidder.

Environmental matters, including costs associated with compliance and remediation efforts and government and third-party claims, could have a material adverse effect on our reputation and our business, financial condition, and results of operations.

Our operations are subject to and affected by various federal, state, local, and foreign environmental laws, and regulations, which can frequently be expanded, changed, or enforced differently over time. Compliance with these existing and evolving environmental laws and regulations requires and is expected to continue to require significant operating and capital costs. We may be subject to substantial administrative, civil, or criminal fines, penalties, or other sanctions (including suspension and debarment) for violations. If we are found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the Environmental Protection Agency on a list of facilities that generally cannot be used in performing on U.S. government contracts until the violation is corrected. Stricter or different remediation standards or enforcement of existing laws and regulations; new requirements, including regulation of new substances; discovery of previously unknown contamination or new contaminants; imposition of fines, penalties, or damages (including natural resource damages); a determination that certain remediation or other costs are unallowable; rulings on allocation or insurance coverage; and/or the insolvency, inability or unwillingness of other parties to pay their share, could require us to incur material additional costs in excess of those anticipated. We may become a party to legal proceedings and disputes involving government and private parties (including individual and class actions) relating to alleged impacts from pollutants released into the environment, including bodily injury and property damage. These matters could result in material compensatory or other damages, remediation costs, penalties, non-monetary relief, and adverse allowability or insurance coverage determinations. The impact of these factors is difficult to predict, but one or more of them could harm our reputation and business and have a material adverse effect on our results of operations, prospects, and financial condition.

Failure to maintain a level of corporate social responsibility could damage our reputation and could materially adversely affect our business, financial condition, and results of operations.

In light of evolving, and often conflicting, expectations around corporate social responsibility, our reputation could be materially adversely impacted by a failure (or perceived failure) to maintain a level of corporate social responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our impact on the environment, greenhouse gas emissions and climate-related risks, renewable energy, water stewardship and waste management; responsible sourcing in our supply chain; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility; customer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. Stakeholders also may have very different views on corporate social responsibility, including differing or conflicting views of regulators in various jurisdictions in which we operate. Various regulatory authorities have imposed, and may continue to impose, mandatory substantive or disclosure requirements with respect to corporate social responsibility matters. These requirements may not always be uniform across jurisdictions and may conflict with legal requirements, particularly in certain U.S. states that seek to discourage or penalize consideration of corporate social responsibility factors in business operations, which may result in increased complexity, and cost for compliance, as well as could lead to increased litigation risks related to disclosures made pursuant to these regulations and legal requirements, any of which could adversely affect our financial performance. Certain investors are also requiring companies to disclose corporate, social and environmental policies, practices, and metrics. If we are unable to comply with, or are unable to cause our suppliers to comply with such policies, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could materially adversely affect our reputation, business, financial condition, and results of operations. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements or industry standards, including around climate change concerns, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could materially adversely affect our business, financial condition, and results of operations.

Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of our IDIQ contracts could impair our ability to attract new business.

We are party to several Indefinite Delivery, Indefinite Quantity (“IDIQ”) contracts. The IDIQ contracts allow the government to procure services from us over a fixed period of time without a predetermined quantity, issuing task or delivery orders as needed. We believe that our ability to provide services under these contracts will continue to be important to our business because of the multiple opportunities for new engagements each contract provides. If one or more of these contracts were cancelled, we could lose substantial revenues and our operating results could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we cannot be assured that our government clients will continue to exercise the options remaining on our current contracts, nor can we be assured that our future clients will exercise options on any contracts we may receive in the future.

Some of our contracts with the U.S. government allow it to use technical data developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.

Some of our contracts allow the U.S. government to use, royalty-free, or have others use, technical data developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose technical data or computer software developed in the performance of the agreement or delivered to the government during the performance of the agreement without constraining the recipient on how that technical data or computer software is used. The ability of third parties to use technical data or computer software (for any purposes) and patents for government purposes creates the possibility that the government could attempt to establish alternative suppliers or to negotiate with us to reduce our prices. The potential that the government may release some of the technical data or computer software without constraint creates the possibility that third parties may be able to use this technical data or computer software to compete with us, which could have a material adverse effect on our business, financial condition, and results of operations.

A preference for small, small disadvantaged, service-disabled veteran-owned, woman-owned businesses or other preferred socioeconomic designations could impact our ability to be a prime contractor and limit our opportunity to work as a subcontractor on certain governmental procurements.

As a result of the Small Business Administration (“SBA”) set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as small, small disadvantaged, service-disabled veteran-owned, woman-owned businesses or meeting some other socioeconomic designation. We do not qualify as a small, small disadvantaged, service-disabled veteran-owned, woman-owned business or having any other preferred socioeconomic designation. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. Contracts that SciTec was historically awarded under this program prior to our acquisition are no longer available to us, meaning such contracts will be lost as they come up for renewal. The small business requirements on procurements under the SBA set-aside program or other similar governmental programs may impact our ability to bid on new procurements as a prime contractor, or limit our opportunity to work as a subcontractor on such procurements.

If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business could be materially adversely affected.

Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoW and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in “teaming” arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could materially adversely affect our ability to maintain our existing business and compete successfully for new business.

We have classified contracts with the U.S. government, which may limit investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. government and its agencies that are subject to security restrictions (e.g., contracts involving classified information and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and also requires appropriate facility security clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, programs, or personnel holding clearances, we may be subject to legal, financial, operational, and reputational harm. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business or our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.

U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized, or without final contract terms, at the time of the start of performance, which could prevent us from realizing our backlog and materially harm our business, financial condition, and results of operations.

U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenue attributable to that program. The actual receipt of revenue on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, at the government’s convenience or for contractor default. Since a substantial majority of our revenue is dependent on the procurement, performance. and payment under our U.S. government contracts, the termination of one or more critical government contracts could have a material adverse effect on our business, financial condition, and results of operations. Termination arising out of our default could result in damage to our reputation, expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders. Moreover, several of our contracts with the U.S. government do not contain a limitation of liability provision, creating a risk of responsibility for indirect, incidental damages and consequential damages. These provisions could cause substantial liability for us, especially given the use to which our products may be put. Furthermore, we may in the future operate from time to time under undefinitized contract actions (“UCA”s), under which we may begin performance at the direction of the U.S. government prior to completing contract negotiations regarding pricing, specifications, and other terms. Under a UCA, the U.S. government has the ability to unilaterally definitize contracts and, absent a successful appeal of such action, the unilateral definitization of the contract would obligate us to perform under terms and conditions imposed by the U.S. government. Such unilaterally imposed contract terms could include less favorable pricing and/or terms and conditions more burdensome than those negotiated in other circumstances, which could negatively affect our expected profitability under such contract and could materially adversely affect our business, financial condition, and results of operations.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.

From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement and production in advance of receiving a contract award, or final authorization from the government customer or a prime contractor. In addition, from time to time, we may build production units in advance of receiving an anticipated contract award. These actions that we may take to procure materials and/or commence production in advance of contract award require use of our working capital resources which impact our near-term operating cash flows. If we do not receive final authorization for a contract, or if contract requirements change, we may be unable to efficiently repurpose or resell some or all of the materials procured or items produced in anticipation of such contract. These actions could also reduce anticipated earnings or result in a loss, materially adversely affecting our business, financial condition, and results of operations.

We may experience difficulties or disruptions in consummating future acquisitions and integrating the operations of acquired companies into our business, or entering into any partnerships or joint ventures, and in realizing the expected benefits of these transactions.

We may from time to time enter into transactions to acquire other businesses which are complementary to or expand our existing offerings, as we did when we acquired the Spaceflight and SciTec businesses. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain acquisitions, including acquisition opportunities we are currently considering, may be “significant” under Regulation S-X, requiring us to compile and file additional historical and/or pro forma financial information in connection with such acquisitions. In addition, the rules of Nasdaq limit our ability to issue equity securities as consideration in acquisition transactions without seeking shareholder approval. Any of these requirements could impair or delay our ability to negotiate, sign, and execute potentially desirable transactions and any disputes or litigation which may result from such transactions could be costly and time consuming. In addition, we may make acquisitions that are dilutive to our existing stockholders for a variety of reasons, including because we may use equity for all or a portion of the consideration we pay for these acquisitions (including acquisition opportunities we are currently considering).

The success of our acquisitions, once consummated, will depend in part on our ability to realize the anticipated business opportunities from combining their and our operations in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, write-offs or impairments, or inconsistencies in standards, controls, information technology systems, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. We may also evaluate potential partnerships or joint ventures with third parties. We may not be successful in identifying partnership and joint venture candidates, and any partnerships or joint ventures may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Pursuing acquisitions, partnerships and joint ventures may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. We cannot ensure that any acquisition, partnership, or joint venture we make or enter into will not have a material adverse effect on our business, financial condition, and results of operations.

We may not realize the potential benefits and synergies sought with our recent acquisition of SciTec.

On October 31, 2025, we completed our acquisition of SciTec. The success of the acquisition, including anticipated benefits and synergies, depends in part on our ability to successfully integrate SciTec’s business. We believe that there are significant benefits and synergies that may be realized, including allowing for the advancement of Firefly’s comprehensive space services by adding mission-proven defense software analytics, remote sensing, and multi-phenomenology data expertise. However, we may fail to realize these benefits and synergies for a variety of reasons, including:

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

When we enter into fixed-price contracts with some of our customers, we take the risk of cost overruns.

We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all of the profit or loss resulting from variations in the costs of performing the contract. To the extent we incur unanticipated cost overruns on a fixed-price contract, our profitability would be adversely affected. This risk is greater in a high inflationary environment. Sometimes, we accept a fixed-price contract for a product that we have not yet produced or that otherwise involves development work, and this increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product, given that development work is inherently more uncertain as to future events than non-development contracts. Further, certain of our contracts do not permit us to recover increases in raw material prices, taxes, or labor costs, which could further decrease our profitability with respect to such contracts.

Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.

Our operations and those of our customers and suppliers have been and may again be subject to natural disasters, climate change-related events, pandemics, or other business disruptions, which could seriously harm our results of operations and increase our costs and expenses. Our manufacturing facilities are located in regions that may be impacted by severe weather events, such as increased storm frequency or severity and fires in hotter and drier climates. These could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Our manufacturing facilities are located in areas that may be at risk due to rising sea levels. Moreover, our manufacturing facilities are located in areas that could experience decreased access to water due to climate issues. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, and similar events. Disruptions could also occur due to health-related outbreaks and crises, cyber attacks, computer or equipment malfunction (accidental or intentional), operator error, or process failures. Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, results of operations, prospects, and financial condition.

Our leases may be terminated, or we may be unable to renew our leases on acceptable terms and if we wish to relocate, we may incur additional costs if we terminate a lease.

We have made significant capital expenditures to improve our leased facilities to make them suitable for our purposes as well as to meet requirements that we are subject to as a U.S. government contractor and obtain facility security clearances. However, at the end of the lease term and during any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business, financial condition, and results of operations, including significant capital expenses that may materially impact our results of operations and ability to meet certain contractual schedule commitments. Additionally, we may have to seek qualification of any new facilities to meet customer or contractual requirements. We would also have to obtain facility security clearances for the new facility to continue to perform on classified contracts. Further, we may not be able to secure a replacement facility in a location that is as commercially viable as that of the lease we are unable to renew, due to contracts that may require us to have facilities in certain locations. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would be able to contribute to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace. Certain of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from five to 25 years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes, and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility could materially adversely impact our business, financial condition, and results of operations.

We currently have, and will continue to have, significant lease obligations, and our failure to meet those obligations could adversely affect our financial condition and business.

We currently have, and will continue to have, significant lease obligations for properties, vehicles and equipment. We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to meet our lease obligations, which could have a material adverse effect on our financial condition and business. Furthermore, the significant cash flow required to satisfy our financial obligations under the leases could limit our ability to incur indebtedness and make capital expenditures or other investments in our business.

Certain future operational facilities may require significant expenditures in capital improvements and operating expenses to develop and foster basic levels of service needed for our operations, and the ongoing need to maintain existing operational facilities requires us to expend capital.

As part of our growth strategy, we may need to acquire, build, or utilize additional facilities. Construction of incremental factories and launch pads or other facilities in which we conduct our operations may require significant capital expenditures to develop, and in the future, we may be required to make similar expenditures to expand, improve or construct adequate facilities for our operations. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures. If the costs of funding new launch sites or other locations or renovations or enhancements at existing launch sites or other locations exceed budgeted amounts or the time for building or renovation is longer than anticipated, our business, financial condition, and results of operations could be materially adversely affected.

Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.

The ability to generate a sustainable order rate for our products and services can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. If we are unable to win new awards or execute existing contracts as expected, our business, financial condition, and results of operations could be further adversely affected. Furthermore, if our customers experience delays or technical challenges with their products or services or exercise delay or termination rights under new or existing contracts, our ability to recognize the full potential value of such contracts could also adversely affect our business, financial condition, and results of operations.

The cyclical nature of the launch services and spacecraft solutions and services markets could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends, and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, or such demand does not materialize to the extent we expected or at all, our business, financial condition, and results of operations could be adversely affected.

The launch services and spacecraft solutions and services industries are each characterized by development of technologies to meet changing customer demand for complex and reliable products and services. Our products and services embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, financial condition, and results of operations. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture, and commercialization of new launch services and spacecraft solutions and services and related technology and components. If we fail to develop and successfully commercialize new technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, or are inferior to those of our competitors, our business, financial condition, and results of operations could be materially and adversely impacted.

We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we expect to need to engage in equity or debt financings to secure additional funds in the future. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, including for reasons outside our control such as negative economic conditions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business and prospects could fail or be adversely affected.

We previously identified a material weakness in our internal control over financial reporting. If we are unable to maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected, which could cause the market price of our common stock to decline, lessen investor confidence and harm our business.

We previously identified a material weakness in our internal control over financial reporting related to our controls around the accounting for certain complex transactions that were not effectively designed or maintained. The PCAOB defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” During 2025, we implemented a series of remediation measures designed to address the identified material weakness and after completing testing of the design and operating effectiveness of the new controls, we concluded that the identified material weakness was fully remediated as of September 30, 2025. Although we have remediated this material weakness, we may identify additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting in our future Annual Reports on Form 10-K to be filed with the SEC beginning with the second annual report following our IPO. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources. However, for as long as we are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm may not issue an unqualified opinion. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Litigation and Regulation

Our business is subject to various regulatory risks that could adversely affect our operations.

The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including launch vehicles, landers, orbital vehicles, and related components, and the fact that we contract with national security and defense customers, in addition to those regulations broadly applicable to publicly traded corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:

Changes in Laws and Regulations. It is possible that the laws and regulations governing our business and operations will change in the future. While our current revenue is generated exclusively within the U.S., we are committed to expanding into the global market and enhancing our growth potential. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, tariffs, or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.

Import and Export Restrictions. Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology, and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s OFAC. Although our operations and customers are primarily based in the U.S., certain of our launch vehicles, landers, spacecraft and vehicle components, systems, services, or technologies we have developed have required, and may in the future require, the implementation or acquisition of products or technologies from third parties and affiliates, including those in other jurisdictions. In addition, certain of our launch vehicles, landers, spacecraft and vehicle components, systems, services, or technologies may be required to be forwarded, imported, or exported to other jurisdictions. In certain cases, if the use of such technologies can be viewed by the jurisdiction in which that supplier, subcontractor or affiliate resides as being subject to import or export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors and suppliers who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. The inability to obtain or maintain export approvals and export restrictions or changes during contract execution or non-compliance by our suppliers, subcontractors, and customers, could have an adverse effect on our revenues and margins. Further, we have had, and may in the future have, inadvertent disclosures of certain of our products or components that are subject to the requirements of U.S. import and export control laws, and may be found to be in violation of these laws and regulations, which could have a material adverse effect our business, financial condition, and results of operations.

U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals and to enter into agreements with various government bodies to export launch vehicles, landers, orbital vehicles, and related components, to disclose technical data, or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals, and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default or monetary penalties, which could materially adversely affect our financial condition and results of operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals. Under the “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if he or she determines that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has been delegated the authority to conduct national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction. The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expands CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Under FIRRMA, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that have involvement with critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. These restrictions on the ability of foreign persons to invest in us has in the past, and could in the future, limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.

Other Government Regulations. Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and the governments of other countries. Commercial space launch activities require licenses from the Department of Transportation and, for launches from Esrange Space Center, the SSC. Our license to conduct launches at Esrange Space Center requires certification of our flight termination system software by NASA. Radio communications for launch activities and spacecraft operations require licenses from the FCC and/or the Swedish National Space Agency and frequency coordination with the International Telecommunication Union. The operation of private remote sensing space systems requires a license from the Department of Commerce. Any failure to comply with these and other regulatory requirements could subject us to various penalties or sanctions and could have a significant adverse effect on our reputation, financial condition, and results of operations.

Competitive Impact of U.S. Regulations. Export and import control, economic sanction, and trade embargo laws and regulations, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. State Department’s Directorate of Defense Trade Controls and the U.S. Treasury Department’s Office of Foreign Assets Control, including, but not limited to, the ITAR and EAR, may limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or suppliers. To the extent that our non-U.S. competitors are not currently or in the future subject to similar export and import controls, economic sanctions, and trade embargo laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for us to recapture this lost market share.

Anti-Corruption Laws. As part of the regulatory and legal environments in which we operate, we are subject to domestic and international anti- corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/or existing or future partners to comply with anti-corruption laws and our policies could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations, and financial results. Our exposure for violating these laws will increase as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Our business is subject to federal, state, and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and materially adversely affect our business and operating results.

In connection with our business, we receive, collect, process, and retain certain personal information about our customers, vendors, and employees. As a result, we are subject to the evolving and increasingly complex data protection laws and regulatory frameworks of the jurisdictions in which we operate or conduct our business, including to state comprehensive privacy laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), the General Data Protection Regulation (“GDPR”), and the U.K. General Data Protection Regulation (“U.K. GDPR”) (collectively, “Data Protection Laws”). These laws impose obligations in relation to the collection, use, and disclosure of personal information, including providing customers with certain rights to access, correct, delete, and restrict the processing of their personal information. Failure to comply with applicable laws may result in regulatory scrutiny, enforcement actions, fines, litigation, or other liabilities or costs, and the evolving complexity of the privacy landscape could impact our ability to collect, use or disclose personal information, decrease demand for our products, require us to restrict our business operations, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.

We are also subject to the DoW Cybersecurity Maturity Model Certification (“CMMC”) requirements, which requires companies that do business with the DoW to, depending on the level of security required, meet, or exceed certain specified cybersecurity standards to be eligible for new contract awards. The DoW expects that nearly all new contracts will be required to comply with the CMMC by 2026. We are currently CMMC Level 2 compliant; however, to the extent we are unable to achieve or maintain certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoW, which could materially adversely impact our revenue, profitability, and cash flows. Additionally, our subcontractors, and certain of our vendors, may also need to comply with CMMC requirements. We may be negatively impacted if our subcontractors or vendors are not compliant with CMMC requirements. The obligations imposed on us under the CMMC may be different from, or in addition to those, otherwise required by the Data Protection Laws to which we are subject. The costs to comply with the new CMMC requirements are significant and may increase, which could materially adversely affect our business, financial condition, or results of operations. Failure to comply with CMMC requirements may also make us subject to bid protest challenges or False Claims Act allegations claiming damages to the government based on such non-compliance.

We have implemented internal controls and procedures designed to comply with the Data Protection Laws to which we are subject, the CMMC and other applicable standards, as well as contractual obligations related to data protection. However, data protection laws, regulations, standards, and obligations are evolving and may be modified, replaced, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements, or legal obligations. We cannot yet determine the impact that such modifications may have on our business. As such, our practices may not have complied with, and we cannot assure ongoing compliance with, all such laws or regulations and other legal obligations. Further, we expect that new industry standards, laws, and regulations will continue to be proposed regarding privacy, data protection, and information security in many jurisdictions. We cannot yet determine the impact that such future laws, regulations, and standards may have on our business. Our efforts to comply with these evolving obligations may cause us to incur significant costs or require changes to our business practices, which could materially adversely affect our business, financial condition, and results of operations. Any failure or perceived failure by us to comply with applicable laws or regulations, or other contractual or legal obligations, or to adequately address privacy and security concerns, even if unfounded, may result in governmental enforcement actions, private litigation (including class actions), fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our reputation, inhibit sales, and materially adversely affect our business, financial condition, and results of operations.

We may become involved in litigation that may materially adversely affect us.

From time to time, we have been and may in the future become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, supplier, customer, or other third-party relationships, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business, and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. We can provide no assurance that litigation or disputes will not arise in the future. We may also choose to settle such actions if we believe that doing so is in our best interests, and the amount of such settlement could also have a material adverse effect on our business, financial condition, and results of operations.

Our business and operations could be negatively affected by securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy, and impact our stock price.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently.

Volatility in the stock price of our common stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. For example, on November 11, 2025, one of our purported stockholders filed a putative class action complaint in the United States District Court for the Western District of Texas, naming as defendants us and certain of our current and former directors and officers as defendants, and asserting claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 11 and 15 of the Securities Act. Additionally, on December 23, 2025, one of our purported stockholders filed a complaint in the United States District Court for the Western District of Texas, seeking to pursue claims, purportedly on our behalf, against certain of our current and former directors and officers for alleged breaches of fiduciary duty and contribution under Section 21D of the Exchange Act and Section 11(f) of the Securities Act, among other common law causes of action, arising from substantially the same allegations at issue in the Securities Action. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Directors' attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any securities litigation and stockholder activism.

Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. The commercial space industry, particularly launch providers, are also subject to an array of laws and regulations, such as those imposed by the Department of Transportation and those relating to hazardous substances and waste. Laws and regulations at the foreign, federal, state, and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. While we monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws and regulations, we cannot guarantee that these measures will be satisfactory to regulators or other third parties, such as our customers. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, conducting commercial space launches in the United States require licenses and permits from certain agencies of the Department of Transportation, including the FAA, and review by other agencies of the U.S. government, including the DoW, Department of State,

NASA, and the FCC. License approval may include an interagency review of safety, operational, national security, and implications on foreign policy and international obligations, as well as a review of foreign ownership. Any delays in regulatory actions allowing us to conduct commercial space launches could adversely affect our ability to operate our business and our financial results.

Regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. The regulatory approaches of different jurisdictions may be multi-layered and may be in conflict with one another, and our compliance could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not. In addition, the actions of third parties may cause us to fail to comply with certain requirements. We aim to produce our launch and spacecraft systems at an increasing rate over the near to medium term. A component of our near-term strategy involves increasing our launch cadence by accelerating our development and production efforts and adding additional launch sites. Our ability to achieve this increased launch cadence within the timeframe in which we hope to do so will depend on our ability to secure the necessary regulatory licenses from the FAA, the FCC, and other regulatory authorities. Our failure to obtain the licenses necessary to support our anticipated launch cadence, or any delays or hurdles that present in our interactions with the FAA, the FCC, or other regulatory authorities, could impact our ability to grow our business, could delay our ability to execute on our existing and future customer contracts and could adversely affect our business, financial condition, and results of operations.

Contracting in the defense industry is subject to significant regulation, including rules related to bidding, billing, and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment.

Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices, or otherwise failing to follow cost accounting standards, receiving, or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation, which could significantly reduce our sales and earnings. It could also result in our suspension or debarment from future government contracts, which could materially adversely affect our business, financial condition, and results of operations. In addition, we could be subject to criminal or civil penalties or administrative sanctions, including contract termination, breach of contract actions including related damages, fines, forfeiture of fees, suspension of payment, and civil False Claims Act allegations (which can include civil penalties and treble damages), any of which could materially adversely affect our reputation, business, financial condition, and results of operations.

We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts. Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts, civil False Claims Act allegations, and suspension or debarment from U.S. government contracting.

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our customers. These laws and regulations may require, among other things, certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. Such laws and regulations may impose added costs on our business and our failure to comply with them, or the failure of our agents’ to comply with them, may lead to civil or criminal penalties, termination of our U.S. government contracts, civil False Claims Act allegations (which can include civil penalties and treble damages), suspension or debarment from contracting with federal agencies and could have a material adverse effect on our reputation and ability to receive other U.S. government contract awards in the future. Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. government may terminate any of our government contracts, not only for default based on our performance but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed. If a contract is terminated for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, exposing us to liability and materially adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. government could indirectly terminate a program or contract by not funding it. The decision to terminate programs or contracts for convenience or default could materially adversely affect our business, financial condition, and results of operations.

Laws and regulations designed to address climate change may result in additional compliance costs.

Our operations and the products we sell are currently subject to rules limiting emissions and to other climate-related regulations in certain jurisdictions where we operate. The increased prevalence of global climate change concerns may result in new regulations that may negatively impact us, our suppliers, and customers. We are continuing to evaluate short-, medium- and long-term risks related to climate change. We cannot predict what climate-related legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase.

New sustainability and climate-related disclosure obligations, including those resulting from the State of California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, among others, could result in unforeseen costs associated with compliance, government and third-party claims, operations, and increased reputational and litigation risk.

We may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues has led to legislative and regulatory efforts to impose or increase regulations and require further disclosure. We operate in various jurisdictions in the U.S. that have adopted or proposed federal and state laws related to sustainability and climate change reporting. For example, the Governor of California signed the Climate Corporate Data Accountability Act (the “CCDAA” or “SB 253”), into law in October 2023, alongside the Climate-Related Financial Risk Act (“CRFRA” or “SB 261”). The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws was scheduled to begin in 2026, though the Governor of California has directed further consideration of the implementation deadlines for each of the laws. Both laws have been challenged in federal court. A temporary injunction halting the enforcement of CRFRA is currently pending a constitutional appeal.

We are currently assessing the potential impacts of these laws, as well as other sustainability and climate-related disclosure obligations and evolving legal and regulatory requirements, that we may be subject to. The adopted or proposed laws could impose significant new burdens on us and our suppliers, with significant potential costs and operational impacts, and restrict access to capital if our disclosures are not perceived as meeting applicable third-party verification standards. Our failure to adequately comply with such disclosure obligations could jeopardize our competitive position and ability to win business, as well as adversely affect our results of operations and financial condition. Separately, enhanced sustainability and climate-related disclosure requirements could lead to reputational or other harm to our relationships with customers, regulators, investors, or other stakeholders. We may also face increased litigation risks arising from enhanced sustainability and climate-related disclosure requirements relating to alleged damages resulting from our reported or projected GHG emissions or statements allegedly made by us or others in our industry regarding social and climate change risks.

We are subject to complex tax laws, and changes in tax laws or in positions by the relevant tax authorities regarding the application, administration or interpretation of tax laws or regulations, particularly if applied retrospectively, or challenges to our tax position could adversely affect our financial condition and results of operations.

Tax laws are complex and subject to subjective evaluations and interpretative decisions, and we may be subject in the future to tax audits aimed at addressing our compliance with direct and indirect taxes. Changes in tax laws could adversely affect our tax position, including our effective tax rate or tax payments. We often rely on generally available interpretations of applicable tax laws and regulations. We cannot be certain that the relevant tax authorities agree with our interpretation of these laws, or with the positions we have taken or intend to take, on tax laws applicable to our ordinary activity and extraordinary transactions. If our tax positions are challenged by relevant tax authorities, we could face long tax proceedings and the imposition of additional taxes or the denial of tax benefits could require us to pay taxes that we currently do not collect or pay or increase the cost of our services to track and collect such taxes. We cannot, therefore, rule out that claims by the tax authorities may give rise to burdensome and long tax litigation and to the payment of significant amounts for taxes, penalties, and interest for late payment. Any of these risks could increase our cost of operations or our effective tax rate and have a negative effect on our business, financial condition, operating results, and cash flows.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2025, we had $595.4 million of U.S. federal and $240.7 million of U.S. state net operating loss (“NOL”) carryforwards available to reduce future taxable income. While the federal NOL carryforwards generally can be carried forward indefinitely except for $5.2 million that will expire in 2037, state NOL carryforwards begin to expire in the year ending December 31, 2039. It is possible that we will not generate taxable income in time to use these NOL carryforwards before their expiration or at all.

Under legislative changes made in December 2017, U.S. federal NOL carryforwards incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited. In addition, the federal and state NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Future issuances or sales of our common stock, including certain transactions involving our common stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future could result in the imposition of an annual limit on the amount of pre-ownership change NOL carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of our NOL carryforwards. We may have undergone an ownership change within the previous five years, and we may undergo one in connection with future transactions. Any limitation on using NOL carryforwards could, depending on the extent of such limitation and the NOL carryforwards previously used, result in us retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, rather than losses, than we would otherwise retain if such NOL carryforwards were available as an offset against such income for U.S. federal and state income tax purposes. As a result, such limitations on our NOL carryforwards could adversely impact our operating results.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially adversely affect our financial condition.

We have a substantial amount of indebtedness and may incur additional indebtedness in the future. On August 8, 2025, we entered into a new revolving credit agreement (the “New Credit Agreement”) providing for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $125.0 million, including a sublimit for the issuance of letters of credit in an amount up to $15.0 million and a sublimit for swingline loans in an amount up to $7.5 million. On November 7, 2025, we amended the New Credit Agreement to, among other things, increase the commitments under the Revolving Credit Facility by $135.0 million for an aggregate principal amount of $260.0 million. On the same day, we drew upon the entire $260.0 million principal amount of the Revolving Credit Facility. Subsequently, on February 18, 2026, we repaid the entire $260.0 million in aggregate principle amount drawn under the Revolving Credit Facility. Currently, based on our expected future liquidity and anticipated cash requirements, we are evaluating amending the New Credit Agreement to, among other things, increase total debt commitments under the Revolving Credit Facility. If we are not able to amend the New Credit Agreement in the near term, we may decide to explore other forms of financing to pursue strategic opportunities or to optimize our capital structure, and our total liquidity may be reduced until such time as the financing transaction is completed.

Our substantial indebtedness under the New Credit Agreement could have important consequences to the holders of our common stock, including the following:

•
making it more difficult for us to satisfy our obligations with respect to our and our subsidiaries’ other debt;
•
limiting our and our subsidiaries’ ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
•
requiring us to dedicate a substantial portion of our cash flows to debt service payments, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•
increasing our vulnerability to general adverse economic and industry conditions;
•
exposing us to the risk of increased interest rates, to the extent any of our borrowings are at variable rates of interest;
•
limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•
placing us at a disadvantage compared to other, less leveraged competitors; and
•
increasing our cost of borrowing.

In addition, the New Credit Agreement contains, and agreements governing our future borrowing may contain, financial covenants that require us to maintain certain liquidity and cash flow metrics, as well as restrictive covenants that limit our and certain of our subsidiaries’ ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of any borrowings under the Revolving Credit Facility and restrict our ability to draw down amounts under the Revolving Credit Facility that would otherwise be available to us.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the New Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are, or are expected to be, subject to a number of qualifications and exceptions, and the amount of additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute “indebtedness” under the New Credit Agreement.

We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. Depending on market conditions, we may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled principal and interest payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors, some of which are beyond our control. We cannot be sure that our business will generate sufficient cash flows from operating activities, or that future borrowings will be available, to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The New Credit Agreement restricts, and any agreement governing any debt we incur in the future may restrict, our ability to dispose of assets and use the proceeds from those dispositions and also limits our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Additionally, if we cannot make scheduled payments on our debt, we will be in default, and the outstanding principal amount of indebtedness thereunder may be accelerated, commitments to loan money may be terminated and/or assets securing such borrowings may be foreclosed against, as applicable in the relevant debt instrument, and we could be forced into bankruptcy or liquidation. Any of these events could result in you losing all or a portion of your investment in the common stock.

Agreements governing our current and future indebtedness contain covenants that restrict our current and future operations, including our ability to respond to changes or to take certain actions.

The New Credit Agreement contains, and any future indebtedness agreements we enter into will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our and our subsidiaries’ abilities to engage in acts that may be in our long-term best interest. These covenants may include restrictions on our and our subsidiaries abilities to:

•
incur additional indebtedness and guarantee indebtedness;
•
pay dividends or make other distributions or repurchase or redeem our capital stock;
•
prepay, redeem, or repurchase junior debt;
•
issue certain preferred stock or similar equity securities;
•
make loans and investments;
•
sell assets or property, except in certain circumstances;
•
sell or license intellectual property, except in certain circumstances;
•
incur liens;
•
dispose of our assets;
•
enter into transactions with affiliates;
•
modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders;
•
enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•
make fundamental changes in our business, corporate structure, or capital structure, including, among other things, entering into mergers, acquisitions, consolidations, and other business combinations or selling all or substantially all of our assets.

As a result of these restrictions, we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•
unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. If we incur indebtedness provided or guaranteed by the U.S. government, we may be subject to additional restrictions on our operations, including limitations on employee headcount and compensation reductions and other cost reduction activities.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance. You may not be able to resell your shares at or above the price you pay for them, and you may lose all or part of your investment.

The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our revenues or other operating results;
•
variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•
any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•
additional shares of common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable “lock-up” periods end;
•
announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures, or other dispositions;
•
loss of relationships with significant suppliers or other customers;
•
changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•
difficulties in integrating any new acquisitions we may make;
•
loss of services from members of management or employees or difficulty in recruiting additional employees;
•
deterioration of economic conditions in the United States and reduction in demand for our products;
•
price and volume fluctuations in the overall stock market, including as a result of general economic trends;
•
lawsuits threatened or filed against us, or events that negatively impact our reputation; and
•
developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect the stock prices of many companies. Often, their stock prices have fluctuated in ways unrelated or disproportionate to their operating performance. In the past, stockholders have filed securities class action litigation against companies following periods of market volatility. Such securities litigation, could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Future sales of our common stock and other actions by existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, including sales by the cornerstone investor, could depress the market price of our common stock. Furthermore, certain holders of our common stock or their transferees, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”).

We currently do not anticipate paying any cash dividends for the foreseeable future. In addition, the terms of our indebtedness limit our ability to pay dividends or make other distributions on, or to repurchase or redeem, shares of our capital stock. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price you paid.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations or any financial guidance we may provide, the trading price or trading volume of our common stock could decline.

The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation regarding our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more analysts who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

In addition, if we do not meet any financial guidance that we may provide to the public or if we do not meet expectations of securities analysts or investors, the trading price of our common stock could decline significantly. Our operating results may fluctuate significantly from period to period as a result of changes in a variety of factors affecting us or our industry, many of which are difficult to predict. As a result, we may experience challenges in forecasting our operating results for future periods.

Future issuances of our common stock could result in significant dilution to our stockholders, dilute the voting power of our common stock and depress the market price of our common stock.

Future issuances of our common stock, including those shares of common stock issued in connection with our acquisition of SciTec, could result in dilution to existing holders of our common stock. Such issuances, or the perception that such issuances may occur, could depress the market price of our common stock. We may issue additional equity securities from time to time, including equity securities that could have rights senior to those of our common stock. As a result, existing holders of our common stock bear the risk that future issuances of equity securities may reduce the value of their shares and dilute their ownership interests. Also, to the extent outstanding stock-based awards are issued or become vested, there will be further dilution to the holders of our common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs, and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we incur significant legal, accounting, investor relations, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. As a newly public company, complying with these statutes, regulations, and requirements will occupy a significant amount of time of our Board of Directors and management and will significantly increase our costs and expenses as compared to when we were a private company. In particular, we have incurred, and expect to incur, significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act.

Public company reporting and disclosure obligations and a broader stockholder base as a result of our status as a public company may expose us to a greater risk of claims by stockholders, and we may experience threatened or actual litigation from time to time. If claims asserted in such litigation are successful, our business and operating results could be adversely affected, and, even if claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business and operating results.

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make comparison of our financial statements with those of other public companies more difficult. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company or, with respect to adoption of certain new or revised accounting standards, until we irrevocably elect to opt out of using the extended transition period. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Risks Related to Our Organizational Structure

AE Industrial Partners controls us, and its interests may conflict with ours or yours in the future.

As of December 31, 2025, AE Industrial Partners beneficially owned approximately 36.9% of our common stock, with each share of common stock entitling the holder to one vote on all matters submitted to a vote of our stockholders. Moreover, we have agreed to nominate to our Board of Directors certain individuals designated by AE Industrial Partners, as representative of AE Industrial Partners, and certain other stockholders, including certain entities controlled by Marc Weiser, a member of our Board of Directors (the “Investor Group”), in accordance with our Director Nomination Agreement. Pursuant to the Director Nomination Agreement, AE Industrial Partners initially has the right to nominate up to 55% of the total number of directors to our Board of Directors, with such number decreasing based on the percentage of our common stock owned by AE Industrial Partners. In addition, AE Industrial Partners received voting proxies with respect to all the shares issued in the SciTec acquisition. Even when AE Industrial Partners ceases to own shares of our common stock representing a majority of the total voting power, for so long as AE Industrial Partners continues to own a significant percentage of our common stock, it will still be able to significantly influence or effectively control the composition of our Board of Directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, AE Industrial Partners will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, for so long as AE Industrial Partners continues to own a significant percentage of our common stock, AE Industrial Partners will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

AE Industrial Partners engages in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, AE Industrial Partners may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of AE Industrial Partners, any of its affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or its affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. AE Industrial Partners also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, AE Industrial Partners may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you or may not prove beneficial.

Provisions in our certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. In particular, our certificate of incorporation and bylaws:

•
establish a classified Board of Directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•
permit our Board of Directors to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our Board of Directors), except in the case of the vacancy of directors appointed pursuant to the Director Nomination Agreement (in which case such vacancy would be filled in accordance with such agreement);
•
establish limitations on the removal of directors following the Trigger Date (the time when AE Industrial Partners ceases to beneficially own at least 40% of the shares of our outstanding common stock);
•
authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholders right plan;
•
provide that our Board of Directors is expressly authorized to make, alter, or repeal our bylaws without stockholder approval and that stockholders may adopt, amend, alter, or repeal our bylaws by the affirmative vote of a majority of the voting power of our outstanding common stock (other than certain specified bylaws which, following the Trigger Date, will require the affirmative vote of two-thirds of our outstanding common stock);
•
restrict the forum for certain litigation against us to Delaware;
•
provide that stockholders may not act by written consent following the Trigger Date, which would require stockholder action to be taken at an annual or special meeting of our stockholders;
•
prohibit stockholders from calling special meetings following the Trigger Date, which would delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors; and
•
establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, other than with respect to AE Industrial Partners prior to the Trigger Date, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person, individually or together with any other interested stockholder, who owns or within the last three years has owned 15% of our voting stock, unless the business combination is approved in a prescribed manner. We have elected to opt out of Section 203 of the DGCL. However, our certificate of incorporation contains a provision that is of similar effect, except that it exempts from its scope AE Industrial Partners, any of its affiliates and certain of their respective direct or indirect transferees.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is sole and exclusive forum for any claims in state court for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, or stockholders to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, does not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum and to the fullest extent permitted by law, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our certificate of incorporation provides that neither the exclusive forum provision nor our federal forum provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection provision in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows, and prospects and result in a diversion of the time and resources of our employees, management, and Board of Directors.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Under our certificate of incorporation, neither of AE Industrial Partners nor any of its respective portfolio companies, funds, or other affiliates, nor any of its officers, directors, employees, agents, stockholders, members, or partners have any duty to refrain from engaging, directly, or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, agent, stockholder, member, partner, or affiliate of either of AE Industrial Partners are liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to AE Industrial Partners, instead of to us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, agent, stockholder, member, partner or affiliate has directed to AE Industrial Partners. For example, a director of our company who also serves as an officer, director, employee, agent, stockholder, member, partner, or affiliate of AE Industrial Partners, or any of their respective portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by AE Industrial Partners to itself or its respective portfolio companies, funds, or other affiliates instead of to us.

We are a “controlled company” within the meaning of the rules and, as a result, qualify for and currently rely on exemptions from certain corporate governance requirements.

Pursuant to the Director Nomination Agreement, AE Industrial Partners controls a majority of the voting power of our outstanding voting stock with respect to the election of our directors, and as a result we are a controlled company within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•
a majority of the Board of Directors consist of independent directors;
•
the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and
•
the compensation committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

We intend to utilize these exemptions as long as we remain a controlled company. As a result, we may not have a majority of independent directors and our nominating and corporate governance committee and compensation committee may not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Pursuant to Rule 10C-1 under the Exchange Act, Nasdaq has adopted amendments to its listing standards that require, among other things, that:

•
compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements;
•
compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel, and other committee advisors; and
•
compensation committees be required to consider, when engaging compensation consultants, legal counsel, or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor's employer and us.

As a “controlled company,” we are not subject to these compensation committee independence requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Cybersecurity

We believe cybersecurity is critical to advancing our strategy and the growth of our business and as a result, have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats. We manufacture and operate launch, landers, and spacecraft vehicles, and provide critical mission support to national security, government and commercial customers that depend on complex technology and face a multitude of cybersecurity threats.

CMMC Certification and CUI Management

We are Cybersecurity Maturity Model Certification (CMMC) certified, demonstrating our commitment to protecting Controlled Unclassified Information (CUI) and meeting DoW cybersecurity standards. We continue to expand the boundaries for management of CUI, adopting principles based on the National Institute of Standards and Technology Cybersecurity Framework 800-171 across the organization. This framework, integrated into our overall enterprise risk management system, enables us to implement comprehensive security controls designed to protect the confidentiality of sensitive information throughout our operations, supply chain, and business processes.

Third-Party Risk Management

We also work cooperatively with our suppliers, subcontractors, venture partners and other parties. Failures and disruptions or compromises to our or our third parties’ systems may cause targeted cyber attacks or similar events or incidents to impact our business and operations. While we have built operational processes to help ensure the integrity of our design, manufacture, performance and servicing of our systems, there can be no assurance that we will not experience operational or process failures and other problems due to cyber incidents.

Cybersecurity Controls and Monitoring

We use several methods for controlling cybersecurity risks and threats. We use next generation firewall hardware designed to identify threats and malware and block those in transit before they reach our networks. We utilize endpoint management software that identifies malware/viruses and blocks those before execution. We also implement software tools that create weekly reports of vulnerabilities for the Information Technology (“IT”) organization to review and action. Additionally, we have systems that collect logs and events from various elements within the networks including firewalls, servers, network hardware, and user equipment and displays all these events in one place for forensic analysis and tracking. If any security incidents do occur, they are tracked within our incident response system through to closure. We also engage periodically with third party consultants to assess cyber risk to both our mission operations network and our business operations network.

Material Impact and Future Considerations

We have not experienced any cybersecurity incidents that have had a material impact on our business strategy, results of operations or financial condition. Our costs to adequately counter the risk of cyber attacks and to comply with contractual and/or regulatory compliance requirements may increase significantly in the future. If there is a security vulnerability, error, or other bug in one of ours or our critical third-party systems or if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. See “Risk Factors — Risks Related to Our Business — A failure of our information technology systems, physical or electronic security protections, or an interruption in their operation due to internal or external factors including cyber attacks or insider threats, could have a material adverse effect on our business, financial condition, or results of operations.”

Cybersecurity Governance

Our Board of Directors holds collective oversight responsibility for our strategic and operational risks. Assisting the Board of Directors in this capacity, our Audit Committee of the Board of Directors (the “Audit Committee”) thoroughly reviews and deliberates on our risk assessment and risk management practices, including cybersecurity risks, in collaboration with management. The Audit Committee provides periodic reports on these reviews to the full Board of Directors.

Management bears the responsibility for the day-to-day assessment and management of cybersecurity risks. Our Chief Information Officer (CIO) assumes primary oversight of material risks stemming from cybersecurity threats. With over 20 years of experience across various information technology roles, our CIO also serves as the Vice President accountable for the Information Technology organization and information protection. Our CIO is a Boardroom Certified Qualified Technology Expert (QTE), possessing the formal education necessary to serve as a corporate director or advise the corporate boardroom on digital, cybersecurity and systemic risk in complex digital business systems.

Reporting directly to our CIO, our Director of Cybersecurity brings over 13 years of experience in information systems, cybersecurity, and threat detection across both aerospace and U.S. Army organizations. He is a Certified Information Systems Security Professional (CISSP), demonstrating advanced expertise in security architecture, risk management, and security operations.

Our CIO and Cybersecurity Director evaluate our cybersecurity readiness through a combination of internal assessment tools and third-party control tests, vulnerability assessments, audits, and alignment with industry standards. We maintain governance and compliance structures tailored to promptly escalate cybersecurity-related matters to our cybersecurity team, addressing potential threats or vulnerabilities. Incidents undergo evaluation based on their impact and potential materiality, followed by reporting to designated internal and external personnel in accordance with defined procedures. Moreover, we implement diverse defensive measures and continuous monitoring techniques, leveraging established industry frameworks and cybersecurity standards, including collaboration with third-party security operations centers.

Our CIO conducts periodic meetings with the Audit Committee to review our information technology systems and address significant cybersecurity risks.

Item 2. Properties.

As of December 31, 2025, our principal facilities are located just north of Austin, Texas, including our corporate headquarters and Hive spacecraft facility in Cedar Park, Texas and our Rocket Ranch manufacturing and testing site in Briggs, Texas. We own our facilities in Briggs, Texas and lease our other facilities. We also operate a launch site at Vandenberg Space Force Base in California, and we are building out infrastructure at Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island to facilitate launches of our Alpha and Eclipse launch vehicles and Esrange Space Center in Sweden to enable launches of our Alpha launch vehicle. We also have a lease for a launch site at Cape Canaveral in Florida to support future launch needs. We have contractual rights to access these facilities but do not own these launch sites. Our properties also include SciTec's principal facilities leased in Colorado and New Jersey, which include data centers, modeling and simulation labs, instrumentation fabrication, test labs, mission operations centers, and classified infrastructure.

Item 3. Legal Proceedings.

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us.

On November 11, 2025, one of our purported stockholders filed a putative class action complaint in the United States District Court for the Western District of Texas in an action captioned Diamond v. Firefly Aerospace Inc., et al., Case No. 1:25-cv-01812 (W.D. Tex.) (the “Securities Action”). The complaint names us and certain of our current and former directors and officers as defendants, and asserts claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 11 and 15 of the Securities Act arising from allegedly false or misleading statements or omissions of purportedly material fact concerning the demand and growth prospects of our Spacecraft Solutions offerings and the operational readiness and commercial viability of the Alpha rocket. Defendants’ time to answer, move to dismiss, or otherwise respond to the Diamond complaint has been stayed pending the Court’s appointment of a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995.

On December 23, 2025, one of our purported stockholders filed a complaint in the United States District Court for the Western District of Texas in an action captioned Shadowbolt v. Kim, et al., Case No. 1:25-cv-02126 (W.D. Tex.). The plaintiff seeks to pursue claims, purportedly on our behalf, against certain of our current and former directors and officers for alleged breaches of fiduciary duty and contribution under Section 21D of the Exchange Act and Section 11(f) of the Securities Act, among other common law causes of action, arising from substantially the same allegations at issue in the Securities Action. The Derivative Action is stayed in its entirety pending entry of final judgment, including after any appeals have been pursued or exhausted, in the Securities Action.

We intend to defend vigorously against these allegations and claims, but we are currently unable to predict the outcome of these matters.

Because the results of legal proceedings and claims are inherently unpredictable and uncertain, we are currently unable to predict whether the legal proceedings we are involved in will, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, liquidity or capital resources.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock commenced trading on the Nasdaq Global Market on August 8, 2025, under the symbol “FLY”. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of March 17, 2026, there were 602 stockholders of record of our common stock. This number does not include an indeterminate number of beneficial holders whose shares are held in “street name” through brokerage firms, clearing agencies, or other financial institutions.

Dividends

Since our IPO, we have not declared or paid any dividends on our common stock, and we do not currently intend to pay any dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including restrictions in our current and future debt instruments, our future earnings, capital requirements, financial condition, prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the sections entitled “Risk Factors”, “Cautionary Note Regarding Forward-Looking Statements” and with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Certain information contained in this discussion and analysis includes forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including those described in Item 1 “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

Our company is a market leading space and defense technology company providing comprehensive mission solutions to national security, government, and commercial customers with an established track record of success. Our mission is to enable responsive and reliable launch, transit, and operations in space for our national security and commercial customers across the globe. Backed by our world-class team and proven technology, we have designed, developed, and deployed our class leading launch vehicles and dynamic spacecraft solutions, to support critical customer missions across the space domain. We operate as a single reportable segment and serve this critical domain through our differentiated and scalable platforms of Launch and Spacecraft Solutions. Our offerings include:

Launch: Our launch vehicles provide dedicated and responsive launch capabilities for national security, government, and commercial customers. We are the only U.S. company with a liquid-powered orbital launch vehicle in the 1,000-kilogram payload class. Our Alpha launch vehicle employs a distinct combination of technologies designed to ensure high performance and efficiency at low cost. It uses a unique lightweight, rigid, and thermally insulated carbon composite technology for both the primary rocket structure as well as the propellant tanks, which ensures more of the usable mass goes to the mission payload. Alpha is also powered by our patented tap-off cycle engine technology, which is more efficient than legacy systems and provides greater reliability by employing fewer parts than those in traditional rocket engines. We have utilized this proprietary technology to develop and test all our rocket engines in-house. Alpha has five engines: four first stage Reaver engines, and one second stage Lightning engine. In addition to its track record of successful, dedicated, and responsive launch, Alpha is also designed to support testing of hypersonic payloads, providing significant growth opportunities for hypersonic deterrents, reconnaissance, and future national security needs. We are also expanding our launch pad operations from Vandenberg Space Force Base to add Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden to support more missions, customers, and additional launch cadence opportunities. The launch pad we're building in Sweden is our first expansion outside the U.S. and an initial step in our international market strategy. Sweden represents a proving ground for expansion of Alpha production and operations to U.S. allied nations – such as the United Kingdom, Japan, South Korea, Australia, and additional opportunities in Europe and the Middle East – as we look to serve global market demand for a sovereign-led franchise business model.

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

Spacecraft Solutions: Firefly is the only company to achieve a fully successful Moon landing, completing all 17 objectives set out before launch. After completing Blue Ghost Mission 1, we have a total of three additional missions under our NASA CLPS task orders. We expect our Blue Ghost lander to fly annual missions to the Moon, with payload services customized to the technology and exploration goals of our customers. Offering ride-share opportunities and dedicated missions, Blue Ghost is built to host and deliver payloads nearly anywhere on the lunar surface. Blue Ghost Mission 2 is expected to land on the far side of the Moon and conduct at least 10 days of lunar surface operations with the Blue Ghost lander, with an Elytra spacecraft supporting as a communications relay. This Elytra spacecraft is expected to remain operational in lunar orbit for up to five years. Blue Ghost Mission 2 is fully manifested with both NASA and commercial payloads, including a commercial rover and a ride-sharing international satellite. Blue Ghost Mission 3 is already under contract with NASA and we have selected Blue Origin as a partner to develop a rover to be delivered to the lunar surface.

Blue Ghost Mission 4 was awarded in July 2025 by NASA and will land at the Moon’s south pole region. Additionally, we have been selected by a proprietary commercial customer for a future dedicated Blue Ghost mission.

Elytra is a dynamic spacecraft that is highly maneuverable and extensible to perform hundreds of rendezvous proximity operations in support of space domain awareness and warfighting missions, long-range communications relay missions, on-orbit edge processing missions, and advanced Space Exploration missions. A constellation of 44 Elytra is expected to power a future long-haul communications relay for multiple customers. Blue Ghost and Elytra are highly complementary and compatible technologies that share a common core. Most of Elytra’s core hardware and software were proven at a variety of orbits through Blue Ghost’s successful Mission 1. As part of our end-to-end space services, Elytra offers robust on-orbit solutions and responsive defense capabilities when and where customers need them. Elytra is currently contracted to perform a responsive on-orbit mission in support of the U.S. Department of War’s (the “DoW”) Defense Innovation Unit (“DIU”). During this mission, Elytra will serve as a space maneuver vehicle to perform a series of on-orbit tasks including space domain awareness operations in Low Earth Orbit (“LEO”). Available to launch on Alpha and Eclipse, our Elytra vehicles are positioned to service the entire lifecycle of government and commercial missions. This unique interoperability makes Firefly a one-stop shop and partner of choice for national security, government, and commercial customers requiring these capabilities.

On October 31, 2025, we closed the acquisition of SciTec, which bolsters Spacecraft Solutions hardware with AI-enabled defense software proven in operations for missile warning and defense, intelligence, surveillance and reconnaissance, space domain awareness, remote sensing and analysis, and autonomous command and control. SciTec's big data processing for national security and commercial customers includes cloud-based, on-premise, and edge processing of high-volume data at rate from satellites across all orbits to enable rapid decision making for warfighters, supports defense applications, and unlocks new service categories for commercial and government deep space missions. More broadly, SciTec's support of national security programs advances U.S. and allied defense capabilities, including Golden Dome, with a full suite of hardware and software for space-based interceptor missions, hypersonic test missions, and space domain awareness missions. The financial results of SciTec are included in our consolidated financial results following the closing date of the acquisition, and no historical periods ended prior to such date have been or are expected to be adjusted to give effect to the SciTec acquisition.

Customers: Our track record of success and our reputation as a trusted provider for our customers results in a highly attractive, diversified business model defined by significant backlog and cash flow visibility. Strong customer demand backs our financial profile with approximately $1.4 billion in backlog and multi-launch agreements across our product lines as of December 31, 2025. Underpinning our financial profile is the combination of efficient contract structure and milestone-based billing. Before launch, we typically have collected approximately 90% of the total contract value, which is highly advantageous as production ramps. We are also differentiated in our ability to successfully execute on firm-fixed-price contracts. We are ahead of the curve as the industry shifts in favor of firm-fixed-price contracts and are well-positioned to capitalize on this change. The addition of SciTec further diversified our customer base and added a mixture of cost-plus and firm-fixed-price contracts.

As the space market continues to grow and evolve, we are well positioned to serve our customers’ most complex missions with rapid response times and purpose-built solutions. Our collaborations with leading national security agencies and aerospace companies, such as Lockheed Martin Corporation, Northrop Grumman, L3Harris, the U.S. Space Force, Space Development Agency, National Reconnaissance Office, and NASA demonstrate the value and criticality of our new space defense and technology leadership in this market.

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

Our purpose-built research and development, manufacturing, and testing footprint is the product of significant investments and the backbone of our manufacturing process. We designed our advanced manufacturing process through years of optimization that now allow us to replicate our additional facilities with significantly less capital outlay. Each of our launch sites were chosen intentionally to enhance flexibility for our customers. Our early investment in cutting-edge technology and best-in-class facilities is a competitive advantage, creating a platform primed for continued growth. The acquisition of SciTec added data centers, modeling and simulation labs, mission operations centers, and classified infrastructure with six locations strategically positioned near key space and defense customers.

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

Backlog

We view growth in backlog as a key measure of our business growth. Backlog represents our estimate of the revenue we expect to realize in future periods as a result of performing work on contracts that have been awarded to us, net of any revenue already recognized. We include the aggregate expected revenue of awarded contracts in our backlog upon the execution of a legally binding agreement, even though our contracts include certain termination rights exercisable by our customers with advance notice. Deferred revenue recognized on our consolidated balance sheets consists of payments and billings that we have received in excess of revenue that we have recognized. Because cash receipts from these contracts have not been recognized into revenue, they are included in our backlog calculation.

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

	December 31,
($ in thousands)	2025	2024
Backlog	$1,351,054	$1,098,793

The following amounts relate to executed multi-launch agreements where the missions have not yet been scheduled as of the backlog date. These amounts are included as part of the total backlog.

	December 31,
($ in thousands)	2025	2024
Multi-launch agreement backlog	$344,800	$344,800

Trends and Key Factors Affecting Performance

Macroeconomic Pressures

In recent years, geopolitical instability, including wars and conflicts, as well as impacts from other global events, have resulted in opportunities for companies in the space and defense technology market. However, certain disruptions to the global economy, including market disruptions, monetary, and fiscal policy uncertainty, supply chain challenges, high interest rates and inflationary pressures have contributed to an inflationary environment that has adversely affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn may adversely impact our business and operating results. Since early 2025, the U.S. administration announced the imposition of tariffs on substantially all countries that trade with the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries. In addition, any additional tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war, lead to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment. These tariffs could adversely impact our business, financial condition, and results of operations, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income, and net income. The impact of tariffs on our business and results of operations will depend on their timing, duration and magnitude.

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

Any future prolonged U.S. government shutdown or the adoption of a “continuing resolution” requiring the government to operate on funding levels equivalent to its prior fiscal year, could have an adverse impact on our results and growth plans. Additionally, a prolonged shutdown and any subsequent lapse in federal funding could cause U.S. federal government agencies to reduce their purchases under contracts, exercise their right to terminate contracts, or delay or pause new programs or funding existing programs, all of which could decrease our revenue and materially adversely impact our business, revenue, results of operations, and financial condition.

Ability to Continue the Expansion of Launch and Spacecraft Mission Operations

The launch market is rapidly expanding, with significant demand for launch and spacecraft solutions and services. Our success and ability to generate higher revenue will depend in large part on our ability to expand our Launch and Spacecraft Solutions offerings and to continue the deployment and development of our launch vehicles on a timely basis. As a result, our revenue and results of operations are subject to fluctuation depending on the number of launch missions scheduled and completed in a period and any launch delays.

We expect to continue to ramp up our launch cadence as we increase our production rate on Alpha rockets, and complete development of Eclipse. We successfully completed our first lunar landing on March 2, 2025, with additional Blue Ghost missions planned in 2026 and 2028. Empowered by our successful Blue Ghost mission and common technologies across spacecraft, we believe we are well positioned to unlock adjacent markets and contracts via our multi-mission orbital vehicle, Elytra. Any delays in commencing our missions, including due to delays or cost overruns in obtaining licenses or other regulatory approvals, launch delays or failures (for example, failures similar to the event on September 29, 2025 during the testing of our Alpha Flight 7 rocket at our facility in Briggs, Texas, which resulted in damage to the test stand but no material impact to our results of operations), or entering into future agreements with additional customers could adversely impact our ability to generate revenue, results of operations, and growth plans. We have approximately $1.4 billion in backlog, as of December 31, 2025, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our backlog.

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

Ability to Continue to Innovate and Expand our Service Offerings

To continue gaining market share and attracting customers, we plan to continue to make substantial investments in R&D for the continued enhancements of our Launch and Spacecraft Solutions. Our growth opportunity is dependent on our continued ability to expand our addressable launch market, win lunar and orbital missions and expand our portfolio of services related to those offerings. For instance, building on our launch, lander, transit, and operations success with Alpha and Blue Ghost, we are on track for our spacecraft offerings to facilitate payload hosting services, transport services, utility services, and data services in LEO, MEO, and GEO. Our acquisition of SciTec adds the development of adaptable missile defense and mission data processing capability to our Spacecraft

Solutions service portfolio. We plan to continue to forge strategic partnerships with industry leaders to enhance our technological capabilities and market reach.

Components of Results of Operations

Revenue – Our revenue is primarily derived from long-term contracts to provide launch and integration services for payloads requiring transportation into orbit via launch vehicles and to provide end-to-end services for the integration and transportation of payloads, and to provide products and services to government entities for national defense missions.

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

Spacecraft Solutions revenue includes revenue from contracts with commercial and government entities to provide end-to-end services to integrate payloads into Blue Ghost and Elytra for transport to the Moon and on-orbit space domain awareness missions, respectively, as well as to develop and provide software, sensor, and data processing capabilities for national defense missions. These contracts include firm-fixed-price, cost-plus, and time-and-materials pricing structures. For commercial payload services we consider the performance obligation to be the integration of customer payloads for delivery to specified destinations. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. For software, sensor, and data processing contracts, we consider the performance obligation to be the development and implementation of the contracted solution. These contracts require customers to make milestone payments as specific conditions and tasks are performed, or regular periodic payments as costs are incurred. Performance obligations are satisfied over time since either (1) the tasks are performed according to the customer’s specifications and create an asset with no alternative use to us, or (2) the customer receives and consumes benefits as work is completed and we have an enforceable right to payment for performance completed to date.

For all revenue streams, we consider customer payments that are contingent on the success of a mission or that are dependent on award criteria to be variable consideration. We assess the likelihood of success of a mission or achievement of contractual award requirements at inception and may defer the recognition of some or all of the variable consideration until success of the mission is assured or the award fee amount is determined.

We perform work under contracts that broadly consist of firm-fixed-price, cost-plus, cost reimbursable, and time-and-materials arrangements, or a combination thereof. Pricing is contractually based on specific negotiations with each customer. Advanced payments and billings for milestones in excess of revenues recognized are recorded as current and non-current deferred revenue in our consolidated balance sheets and recognized into revenue as we satisfy the underlying performance obligations. Occasionally we recognize revenue in advance of customer billings which creates a contract asset recorded within other current assets.

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

Cost-reimbursable, cost-plus, and time-and-materials contracts with the U.S. government are generally subject to the FAR and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.

Should the estimated total costs to be incurred on a contract surpass the anticipated total revenue, we recognize a provision for the entire loss on the contract in the period when the loss is identified. For further discussion of the critical judgments and estimates related to our revenue recognition policies, see the section titled “Critical Accounting Estimates.”

Cost of Sales – primarily consists of raw materials, employee and contractor compensation, and other costs directly attributable to fulfilling our obligations under customer contracts. Costs of sales are expensed as incurred. We expect our cost of sales to increase in relative and absolute dollars in future periods as we sell more services and as our products mature to technological feasibility and reach full-rate production.

Research and Development – includes employee and contractor compensation, supplies and materials for new service development, depreciation and amortization, and regulatory compliance costs. Research and development costs are expensed as incurred. We expect to continue investing in research and development and, accordingly, expect our research and development expenses to vary as we continue to invest in developing and improving our services, and as our products reach technological feasibility and full-rate production.

Selling, General, and Administrative – includes personnel-related expenses, depreciation and amortization, and facilities-related costs primarily for our executive, marketing, finance, accounting, legal, and human resources functions. Selling, general, and administrative expenses also include expenses related to advertising, insurance, sales commission and fees for professional services principally consisting of legal, audit, and tax, as well as executive management expenses and transaction-related costs. Selling, general, and administrative expenses are expensed as incurred. We expect to incur additional selling, general, and administrative expenses as we begin operations as a public company, including expenses related to compliance with public company reporting obligations, and increased costs for insurance, investor relations, and professional services. As a result, we expect that our selling, general, and administrative expenses will increase in future periods and vary from period to period as a percentage of revenue.

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

Interest Expense – consists primarily of interest expense incurred on borrowings under our Revolving Credit Facility

Interest Income – consists primarily of interest income earned on cash and cash equivalents.

Gain on Settlement of Contingent Liabilities – reflects the derecognition of contingent liabilities due to the resolution of certain litigation and contract disputes during the year, net of the derecognition of related contract assets.

Other Income, Net – reflects miscellaneous income and expense unrelated to our core business activities.

Income Tax Benefit – consists of an estimate for federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance to offset all federal and state net deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under ASC 740, Income Taxes.

Results of Operations

The following discusses our results of operations for the years ended December 31, 2025 and 2024 and year-to-year comparisons between 2025 and 2024. Discussions of our results of operations for the year ended December 31, 2023 and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K and may be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 (File No: 333-288646) filed with the SEC on July 11, 2025.

Comparison of the Year Ended 2025 to the Year Ended 2024

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$159,855	$60,792	$99,063	163%
Cost of sales	129,189	72,157	57,032	79%
Gross profit (loss)	30,666	(11,365)	42,031	370%
Operating expenses
Research and development	200,118	149,498	50,620	34%
Selling, general, and administrative	91,245	46,848	44,397	95%
(Gain) loss on disposal of fixed assets	(9)	1,742	(1,751)	*
Total operating expenses	291,354	198,088	93,266	47%
Loss from operations	(260,688)	(209,453)	(51,235)	(24%)
Other expense
Change in fair value of warrant liability	(50,295)	(1,649)	(48,646)	*
Loss on extinguishment of debt	(30,400)	—	(30,400)	*
Interest income	18,187	2,597	15,590	600%
Interest expense	(21,563)	(22,970)	1,407	6%
Gain on settlement of contingent liabilities	8,397	—	8,397	*
Other income, net	894	342	552	*
Total other expense, net	(74,780)	(21,680)	(53,100)	(245%)
Loss before income tax benefit	(335,468)	(231,133)	(104,335)	(45%)
Income tax benefit	37,128	—	37,128	*
Net loss and comprehensive loss	$(298,340)	$(231,133)	$(67,207)	(29%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
Launch revenue	$28,620	$22,631	$5,989	26%
Spacecraft Solutions revenue	131,235	38,161	93,074	244%
Total revenue	$159,855	$60,792	$99,063	163%

Total revenue increased by $99.1 million, or 163%, to $159.9 million during the year ended December 31, 2025 from $60.8 million during the year ended December 31, 2024, primarily driven by the factors discussed below.

Launch Revenue

Launch revenue increased by $6.0 million, or 26%, to $28.6 million during the year ended December 31, 2025 from $22.6 million during the year ended December 31, 2024, primarily due to increased progress on Eclipse design and manufacturing as well as revenue earned for engineering services related to the development of launch facilities.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $93.1 million, or 244%, to $131.2 million during the year ended December 31, 2025 from $38.2 million during the year ended December 31, 2024 primarily driven by the successful completion of, and data sales from Blue Ghost Mission 1 during 2025, and progress on Blue Ghost Missions 2, 3, and 4, as well as contributions from SciTec, which was acquired in the fourth quarter of 2025.

Cost of Sales

Cost of sales increased by $57.0 million, or 79%, to $129.2 million during the year ended December 31, 2025 from $72.2 million during the year ended December 31, 2024, aligning with the increases in revenue related to our Spacecraft Solutions and Launch programs.

Research and Development

Research and development costs increased by $50.6 million, or 34%, to $200.1 million during the year ended December 31, 2025 from $149.5 million during the year ended December 31, 2024. The growth is primarily driven by an increase in costs related to the Alpha and Eclipse programs, depreciation and amortization from newly acquired assets being placed into service as we continue to invest in scaling our infrastructure, nonrecurring Spacecraft Solutions R&D, and other R&D efforts.

On September 29, 2025, during testing at Firefly’s facility in Briggs, Texas, the first stage of Firefly’s Alpha Flight 7 rocket experienced an event that resulted in damage to the test stand. The event resulted in no material impact to the our results of operations, as the affected test stand was fully depreciated prior to the event. We wrote-off certain test stand assets of $1.8 million against previously accumulated depreciation during the year ended December 31, 2025 as a result of the event.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $44.4 million, or 95%, to $91.2 million during the year ended December 31, 2025 from $46.8 million during the year ended December 31, 2024, The increase was primarily driven by SciTec's inclusion in our consolidated results for the final two months of 2025, one-time costs related to our IPO, the SciTec acquisition and integration-related costs, stock-based compensation expense, and growth in our corporate infrastructure to support public company operations.

Interest Income

Interest income increased by $15.6 million, or 600%, to $18.2 million during the year ended December 31, 2025 from $2.6 million during the year ended December 31, 2024. This increase reflects the interest income earned on the strategic investment of our IPO proceeds for the benefit of our working capital.

Interest Expense

Interest expense decreased by $1.4 million, or 6%, to $21.6 million during the year ended December 31, 2025 from $23.0 million during the year ended December 31, 2024. This was due to the payoff of the Term Loans with a portion of the IPO proceeds.

Income Tax Benefit

Our income tax benefit consists of an estimate for federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance to offset all federal and state net deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under ASC 740, Income Taxes.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss adjusted for the income tax benefit from our acquisition of SciTec, interest income, interest expense, depreciation and amortization, stock-based compensation expense, the change in fair value of warrant liability, (gain) loss on disposal of fixed assets, loss on extinguishment of debt, certain one-time costs related to the IPO, transaction-related expenses, gain on settlement of contingent liabilities, and certain other items that are not expected to recur in the future or that management does not view as reflective of the performance of the business. In addition to net loss, we use Adjusted EBITDA to evaluate our business, measure its performance, and make strategic decisions.

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

The table below presents Adjusted EBITDA, reconciled to net loss for the periods indicated:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Net loss	$(298,340)	$(231,133)	$(135,457)
Adjusted for:
SciTec acquisition income tax benefit	(37,128)	—	—
Interest income	(18,187)	(2,597)	(2,920)
Interest expense	21,563	22,970	6,883
Depreciation and amortization	24,552	12,545	4,707
Stock-based compensation expense	17,840	1,841	1,612
Change in fair value of warrant liability	54,284	3,079	147
(Gain) loss on disposal of fixed assets	(9)	1,742	(1)
Loss on extinguishment of debt	30,400	—	—
One-time costs related to the IPO(1)	8,012	—	—
Transaction-related expenses	6,103	—	—
Gain on settlement of contingent liabilities	(8,397)	—	—
Other(2)	671	985	1,087
Adjusted EBITDA	$(198,636)	$(190,568)	$(123,942)

(1) Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.

(2) Other includes loss on foreign exchange and executive severance.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure. We define Free Cash Flow as net cash used in operating activities, less purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from or used in operations, after purchases of property and equipment, that (after any debt service requirements or other non-discretionary expenditures not otherwise deducted from the measure) can be used for strategic initiatives, including continuous investment in our business and strengthening our balance sheet.

Free Cash Flow has limitations as a liquidity measure, and you should not consider it in isolation or as a substitute for analysis of our cash flows as reported under U.S. GAAP. Free Cash Flow may be affected in the near to medium term by the timing of capital investments, fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle.

The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Net cash used in operating activities(1)	$(204,924)	$(157,650)	$(93,434)
Purchases of property and equipment	(32,826)	(32,697)	(77,248)
Free Cash Flow	$(237,750)	$(190,347)	$(170,682)

(1) Includes $24.5 million of cash payments related to our acquisition of SciTec during the year ended December 31, 2025 that are not expected to recur in the future.

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

As of December 31, 2025, our working capital position was in a surplus, in which our current assets exceeded our current liabilities. We often make advanced payments to suppliers for services that have not yet been received that are recorded as current or non-current assets depending on whether they are expected to be settled within a year. Additionally, as of December 31, 2025, our current deferred revenue totaled $116.1 million. This is primarily due to the timing and nature of our deferred revenue where advanced payments and billings in excess of revenues recognized are recorded as deferred revenue and recognized into revenue as we satisfy the underlying performance obligation. Due to the nature of our supplier and customer contracts as well as the timing of payments, we expect to continue to fluctuate between a surplus and a deficit of net working capital.

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

As of December 31, 2025, our cash and cash equivalents amounted to $793.0 million, and our financial debt amounted to $288.5 million. Within our financial debt and cash and cash equivalents, $260.0 million relates to the drawdown of the Revolving Credit Facility. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $1.0 billion as of December 31, 2025. We believe that our cash will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to raise additional capital and, over time, our ability to generate positive cash flows from operations. Further, our liquidity is affected by government budget and spending levels, and if a future prolonged government shutdown occurs, we could be at risk of reduced orders, program cancellations, and other disruptions and nonpayment.

Debt

Prior Credit Agreement

On July 17, 2023, we entered into a credit agreement (as further amended from time to time, the “ Prior Credit Agreement”) with various lenders and U.S. Bank Trust Company, N.A. in its capacity as collateral agent for the lenders. The Prior Credit Agreement provided term loan commitments in the aggregate principal amount of $136.1 million. The Prior Credit Agreement consisted of a term loan commitment of $103.5 million (“Term A Loans”) and a term loan commitment of $32.6 million (“Term B Loans” and, together with the Term A Loans, the “Term Loan Facility”). Borrowings under the Term Loan Facility bore interest at a fixed rate on the unpaid principal amount thereof of 13.875% provided that the fixed rate for Term Loan B Fixed Rate would increase to 19.135% in July 2026. All obligations under the Prior Credit Agreement were guaranteed by us and certain of our subsidiaries of and were secured by substantially all of our assets. The Term Loan Facility was expected to mature on July 17, 2028. The Prior Credit Agreement contained customary mandatory prepayments, customary affirmative covenants and negative covenants, and a minimum cash financial covenant.

The obligations under the Prior Credit Agreement (collectively, “Credit Agreement Obligations”) were guaranteed (the “Credit Agreement Guarantees”) by our existing and future direct and indirect material wholly-owned subsidiaries, subject to customary exceptions (in such capacity, the “Credit Agreement Guarantors”). The Credit Agreement Obligations were secured by first priority liens on substantially all assets, subject to customary exceptions, of us and the Credit Agreement Guarantors.

On August 8, 2025, we used a portion of the net proceeds from the IPO to repay all of the borrowings under the Prior Credit Agreement, together with the specified prepayment premium of $11.4 million, and accrued interest.

See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

In addition, the Revolving Credit Facility requires us to comply with the following financial covenants (subject to certain equity cure rights):

•
Maintenance of minimum liquidity of $120.0 million, tested as of the last day of each fiscal quarter (commencing with the fiscal quarter ending December 31, 2025).
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

On November 7, 2025, we amended the New Credit Agreement. The amendment, among other things, increased the commitments under the Revolving Credit Facility by $135.0 million for an aggregate principal amount of $260.0 million. The Revolving Credit Facility will mature on August 8, 2028 and bears interest at a variable rate per annum equal to term SOFR plus a 3.00% spread and the accrued interest is payable in arrears at the end of each month.

On November 10, 2025, in connection with our financing of the SciTec acquisition, we borrowed $260.0 million in aggregate principal amount under our New Credit Agreement.

Borrowings under the Revolving Credit Facility may vary significantly from time to time depending on our cash needs at any given time. As of December 31, 2025, $260.0 million has been drawn under the Revolving Credit Facility. On February 18, 2026, we repaid the entire $260.0 million in aggregate principal amount drawn under the Revolving Credit Facility.

Currently, based on our expected future liquidity and anticipated cash requirements, we are evaluating amending the New Credit Agreement to, among other things, increase total debt commitments under the Revolving Credit Facility. If we are not able to amend the New Credit Agreement in the near term, we may decide to explore other forms of financing to pursue strategic opportunities or to optimize our capital structure, and our total liquidity may be reduced until such time as the financing transaction is completed.

Preferred Stock and Warrants

We have historically sourced a significant portion of our liquidity through preferred stock issuances. We have had multiple issuances that have raised $925.2 million, net of issuance costs, since inception.

We also have 0.6 million outstanding warrants exercisable for shares of Series J Preferred Stock. We have reserved 0.6 million shares of common stock for issuance upon the exercise of the Series J Preferred Stock Warrants.

On July 10, 2025, our Board of Directors declared a dividend (the “Preferred Stock Dividend”) payable in shares of our common stock in respect of all accrued and unpaid dividends on our outstanding shares of Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock held as of July 11, 2025. We paid the Preferred Stock Dividends on July 16, 2025, upon receipt of consents that were required from certain third parties, and issued approximately 3.3 million shares of common stock to the then-existing holders of our Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock.

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

On August 8, 2025, our Board of Directors declared a dividend (the “IPO Closing Preferred Stock Dividend”) payable in cash in respect of all unpaid dividends on our outstanding shares of Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock that had accrued following July 11, 2025 through the conversion of such Preferred Stock into shares of common stock on August 8, 2025 in connection with the completion of the IPO. On August 28, 2025, we paid the IPO Closing Preferred Stock Dividend in an aggregate amount of $5.0 million in cash.

Cash Flows

The following table summarizes our cash flows, for the periods indicated:

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
($ in thousands)
Net cash used in operating activities	$(204,924)	$(157,650)	$(47,274)	(30%)
Net cash used in investing activities	$(401,558)	$(32,697)	$(368,861)	(1,128%)
Net cash provided by financing activities	$1,261,890	$232,759	$1,029,131	442%

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $47.3 million, or 30%, to $204.9 million for the year ended December 31, 2025 compared to $157.7 million for the year ended December 31, 2024.

During the year ended December 31, 2025, we received $204.2 million in operating cash inflows from customers, primarily driven by cash received upon the completion of milestones under our contracts. Operating cash outflows were $409.1 million, comprised of payments for labor and contractor costs, purchases of materials used in the manufacturing and development of our products, and general corporate expenses, as well as $24.5 million of cash paid for transaction and integration costs related to our acquisition of SciTec. Depending on the stages of completion of our various projects, our working capital balances will fluctuate throughout the year due to the timing of cash payments and cash receipts.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $368.9 million, or 1,128%, to $401.6 million during the year ended December 31, 2025 compared to $32.7 million during the year ended December 31, 2024.

During the year ended December 31, 2025, net cash used by investing activities was primarily comprised of the $277.4 million cash consideration (net of cash acquired) paid for the acquisition of SciTec, as well as $100.0 million paid into short-term time deposits as part of our treasury management strategy. We paid $32.8 million for investments in our property and equipment infrastructure during the year.

During the year ended December 31, 2024, net cash used by investing activities primarily consisted of $32.7 million in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $1.0 billion, or 442%, to $1.3 billion for the year ended December 31, 2025 compared to $232.8 million for the year ended December 31, 2024.

During the year ended December 31, 2025, net cash provided by financing activities primarily consisted of $927.1 million of net proceeds from the IPO, $232.0 million in net proceeds from the issuance of Preferred Stock, and $255.7 million of net proceeds drawn under the Revolving Credit Facility for the support of the acquisition of SciTec. This was offset by $133.2 million primarily driven by the repayment of the Term Loans.

During the year ended December 31, 2024, net cash provided by financing activities primarily consisted of $189.0 million of proceeds from the issuance of convertible preferred stock. Additionally, $49.0 million was raised from the issuance of notes payable.

Contractual Obligations and Commitments

Lease Commitments

We lease buildings, launch sites, office facilities, machineries, and computer equipment. These leases are classified as operating or financing leases with various expiration dates through 2042. Our total remaining lease obligations as of December 31, 2025 are $20.1 million, with $2.2 million due in less than one year. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our lease commitments.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates, and assumptions that impact the reported amount of net sales and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate, or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and the use of different judgments, estimates, and assumptions could have a material impact on our consolidated financial statements. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

Revenue Recognition

We enter into contracts with our customers to provide launch and spacecraft integration services, engineering services, software development and design, and licenses to intellectual property. Certain of our contracts are structured as firm-fixed-price or cost-plus-award-fee contracts, and some of these contain variable consideration which requires management to estimate the amount of consideration we will ultimately be entitled to receive. Estimates of variable consideration are based on the likelihood of completing a performance obligation or meeting certain award criteria.

We recognize revenue over time for performance obligations within these contracts based on total expected revenue, less constrained variable consideration. The measure of progress over time is based upon an input method using a cost-to-cost measure which best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at the completion of the performance obligation. Estimating the total costs for the completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead. For certain contracts, if estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is incurred, based on the excess of management’s estimates of total costs to be incurred over revenue to be earned.

Management’s estimates of total costs to be incurred and variable consideration to be earned are highly subjective and dependent on its past experience and operations. Given our limited history of operations, its rapid development and commercialization of new products, as well as its continued focus on improving and refining its manufacturing processes, these estimates are inherently subject to a high degree of estimation uncertainty and may fluctuate significantly from period to period.

Business Combinations

We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, are recorded at their estimated fair value as the date that we obtain control of the acquired business. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Acquisition-related expenses are expensed as incurred.

Several valuation methods may be used to determine the fair value of the assets acquired and liabilities assumed. For intangible assets, we typically use a method that is a form of variation of the income approach, whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s expected useful life. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. During the measurement period of up to one year from the acquisition date, based on new information obtained that relates to the facts and circumstances that existed as of the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with corresponding offset to goodwill. We record adjustments identified, if any, subsequent to the end of the measurement period in our consolidated statements of net loss and comprehensive loss.

Warrants

Our warrants are liability classified on the consolidated balance sheets and, therefore, are recorded to fair value at each reporting period. Following the IPO, we determined the fair value of the warrant liability based on a Black-Scholes option-pricing valuation model and classifies the warrants as Level 2. The most significant estimate in the Black-Scholes model is the derived volatility due to the short trading history of our shares. Prior to our IPO, the Level 3 significant unobservable inputs used in the fair value measurement of our warrant liability were volatility, term, discount for lack of marketability and probability weighting based on different scenarios including change of control, IPO, and default.

On August 8, 2025, in connection with our IPO, all outstanding Common Warrants were automatically exercised into 1.0 million shares of common stock. In addition, 0.6 million shares of common stock are reserved for issuance upon exercise of the outstanding Series J Warrants.

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

Recently Issued and Adopted Accounting Standards

Recently issued and newly adopted accounting standards are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of this extended transition period, which means that when a standard is issued or revised and has different application dates for public or private companies, we, as an emerging growth company, may adopt the new or revised standard at the time private companies are required to adopt the new or revised standard. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

Although we no longer have any fixed-rate debt outstanding as of December 31, 2025, we are exposed to interest rate risk primarily through our Revolving Credit Facility, pursuant to which we borrowed $260.0 million aggregate principal amount under the New Credit Agreement on November 10, 2025, in connection with our financing of the SciTec acquisition. The loan bears interest at the variable rate per annum equal to term SOFR plus a 3.00% spread and the accrued interest is payable in arrears at the end of each month. As of December 31, 2025, $260.0 million in aggregate borrowings were outstanding under the Revolving Credit Facility.

Credit Risk

Credit risk arises primarily from receivables from our customers. Credit risk is managed through ongoing credit evaluations of its customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivable. The maximum exposure to credit risk at the reporting date is primarily from accounts receivable, which amounted to $46.1 million and $1.0 million as of December 31, 2025 and December 31, 2024, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Firefly Aerospace Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Firefly Aerospace Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of net loss and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Austin, Texas

March 19, 2026

Firefly Aerospace Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$792,966	$123,431
Short-term investments	100,008	—
Restricted cash, current	—	424
Accounts receivable, net	46,129	1,004
Advanced payments, current	12,350	52,404
Other current assets	11,722	3,454
Total current assets	963,175	180,717
Advanced payments, less current portion	60,496	41,770
Property and equipment, net	163,738	135,575
Restricted cash, less current portion	—	13,703
Right-of-use assets - operating leases	13,938	14,604
Right-of-use assets - finance leases	3,735	3,708
Intangible assets, net	165,709	—
Goodwill	450,119	17,097
Other noncurrent assets	4,024	158
Total assets	$1,824,934	$407,332

Liabilities, temporary equity, and stockholders' equity (deficit)
Current liabilities
Accounts payable	$35,626	$37,633
Accounts payable - related parties	330	86
Accrued expenses	42,755	14,419
Operating lease liability, current	1,161	1,128
Finance lease liability, current	1,056	856
Deferred revenue, current	116,135	108,069
Notes payable, current	7,099	6,349
Other current liabilities	9,419	10,837
Total current liabilities	213,581	179,377
Operating lease liability, less current portion	15,832	16,466
Finance lease liability, less current portion	2,004	1,996
Deferred revenue, less current portion	92,565	45,904
Notes payable, less current portion	281,441	124,079
Notes payable, less current portion - related parties	—	17,524
Warrant liability	12,294	4,070
Other liabilities, less current portion	17,278	25,956
Total liabilities	634,995	415,372
Commitments and contingencies (See Note 12)
Temporary equity
Redeemable convertible preferred stock, $0.0001 par value; 100,000 and 51,033 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 0 and 41,588 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; $0 and $1,227,158 liquidation preference as of December 31, 2025 and December 31, 2024, respectively	—	759,582
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 1,000,000 and 154,397 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 159,276 and 13,241 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	17	1
Additional paid-in capital	2,210,201	—
Accumulated deficit	(1,020,279)	(767,623)
Total stockholders' equity (deficit)	1,189,939	(767,622)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$1,824,934	$407,332

The accompanying notes are an integral part of these consolidated financial statements.

Firefly Aerospace Inc.

Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$159,855	$60,792	$55,235
Cost of sales	129,189	72,157	28,635
Gross profit (loss)	30,666	(11,365)	26,600
Operating expenses
Research and development	200,118	149,498	117,871
Selling, general, and administrative	91,245	46,848	40,605
(Gain) loss on disposal of fixed assets	(9)	1,742	(1)
Total operating expenses	291,354	198,088	158,475
Loss from operations	(260,688)	(209,453)	(131,875)
Other expense
Change in fair value of warrant liability	(50,295)	(1,649)	(147)
Loss on extinguishment of debt	(30,400)	—	—
Interest income	18,187	2,597	2,920
Interest expense	(21,563)	(22,970)	(6,883)
Gain on settlement of contingent liabilities	8,397	—	—
Other income, net	894	342	528
Total other expense, net	(74,780)	(21,680)	(3,582)
Loss before income tax benefit	(335,468)	(231,133)	(135,457)
Income tax benefit	37,128	—	—
Net loss and comprehensive loss	(298,340)	(231,133)	(135,457)
Less: Accretion of dividends of Series C Preferred Stock	13,240	21,224	20,814
Less: Accretion of dividends of Series D-1 Preferred Stock	21,989	13,453	—
Less: Accretion of dividends of Series D-3 Preferred Stock	394	—	—
Net loss available to common stockholders	$(333,963)	$(265,810)	$(156,271)

Net loss per common share
Basic and diluted	$(4.83)	$(20.74)	$(13.05)
Weighted-average common shares outstanding
Basic and diluted	69,204	12,819	11,977

The accompanying notes are an integral part of these consolidated financial statements.

Firefly Aerospace Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(298,340)	$(231,133)	$(135,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,156	12,545	4,707
(Gain) loss on disposal of fixed assets	(9)	1,742	(1)
Stock-based compensation	17,840	1,841	1,612
Change in fair value of warrant liability	50,295	3,079	147
Loss on extinguishment of debt	30,400	—	—
Non-cash interest expense	6,329	8,402	2,155
Non-cash interest income	(1,068)	—	—
Non-cash inventory write-off	—	247	—
Deferred income taxes	(37,192)	—	—
Changes in operating assets and liabilities:
Accounts receivable	644	1,700	(1,041)
Advanced payments	21,328	(34,553)	(39,518)
Other assets	(314)	4,523	4,458
Accounts payable	(17,449)	8,312	9,748
Accounts payable - related parties	244	(1,320)	1,025
Accrued expenses	(22,576)	(2,054)	3,925
Other liabilities	(26,381)	36,157	452
Right-of-use assets	2,128	5,884	1,689
Lease liabilities	(6,916)	(3,840)	(578)
Deferred revenue	52,957	30,818	53,243
Net cash used in operating activities	(204,924)	(157,650)	(93,434)
Cash flows from investing activities
Purchases of property and equipment	(32,826)	(32,697)	(77,248)
Purchases of time deposits	(100,000)	—	—
Acquisition of business, net of acquired cash	(277,417)	—	7,254
Proceeds from sale of property and equipment	280	—	—
Proceeds from sale of short-term investments	8,405	—	—
Net cash used in investing activities	(401,558)	(32,697)	(69,994)
Cash flows from financing activities
Proceeds from issuance of common stock	943,711	—	—
Costs associated with initial public offering	(11,578)	—	—
Proceeds from issuance of Preferred Stock	231,996	189,041	149,833
Principal payments on finance leases	(1,420)	(84)	(1,550)
Proceeds from issuance of notes payable	—	48,990	101,742
Payment of initial public offering closing Preferred Stock Dividend	(4,990)	—	—
Proceeds from notes payable - related parties	—	—	21,117
Repayment of notes payable - related parties	(21,117)	—	—
Payments on notes payable	(133,180)	(3,719)	(985)
Payments on mortgage principal	—	—	(188)
Payments of debt issuance costs	(4,337)	(2,301)	(24,719)
Payments of debt issuance costs - related parties	—	—	(5,385)
Proceeds from repayment of employee note	601	247	307
Proceeds from Revolving Credit Facility	260,000	—	—
Proceeds from exercise of stock options	2,204	585	559
Net cash provided by financing activities	1,261,890	232,759	240,731
Net increase in cash and cash equivalents and restricted cash	655,408	42,412	77,303
Cash and cash equivalents and restricted cash
Balance, beginning of period	137,558	95,146	17,843
Balance, end of period	$792,966	$137,558	$95,146
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$792,966	$123,431	$81,945
Restricted cash, current	—	424	2,445
Restricted cash, non-current	—	13,703	10,756
Total cash and cash equivalents and restricted cash at the end of the period	$792,966	$137,558	$95,146

The accompanying notes are an integral part of these consolidated financial statements.

Firefly Aerospace Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$16,486	$21,129	$12,576
Non-cash investing and financing activities
Property and equipment additions in accounts payable	$4,264	$3,103	$5,880
Capitalized interest (paid-in-kind)	$683	$—	$—
Equity issued for business combination	$269,556	$—	$9,804
Issuance of debt in exchange of software licenses	$663	$—	$—
Acquisition of internal-use software licenses and obligations	$18,484	$—	$—
Right-of-use asset acquired in exchange for operating lease liabilities	$—	$—	$2,911
Right-of-use asset acquired in exchange for finance lease liabilities	$1,625	$109	$3,900
Initial fair value of warrants at issuance	$—	$107	$844
Property and equipment acquired through loans	$—	$—	$630
Property and equipment acquired through finance leases	$—	$—	$3,900
Net exercise of Common Warrants into common stock	$46,060	$—	$—
Issuance of Preferred Stock Dividend	$86,091	$—	$—
Conversion of Preferred Stock to common stock upon initial public offering	$937,087	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Firefly Aerospace Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible				Additional		Total
	Preferred Stock*		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Equity (Deficit)
Balance as of December 31, 2022	17,170	354,413	11,624	$1	4,637	(355,340)	$(350,702)
Issuance of common stock under equity plan	—	—	786	—	876	—	876
Stock-based compensation	—	—	—	—	1,612	—	1,612
Issuance of Series C Preferred Stock, net of issuance costs	9,852	150,833	—	—	—	—	—
Issuance of Series M Preferred Stock, net of issuance costs	2,738	9,804	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	20,814	—	—	(7,125)	(13,689)	(20,814)
Net loss	—	—	—	—	—	(135,457)	(135,457)
Balance as of December 31, 2023	29,760	535,864	12,410	1	—	(504,486)	(504,485)
Issuance of common stock under equity plan	—	—	831	—	831	—	831
Stock-based compensation	—	—	—	—	1,842	—	1,842
Issuance of Series C Preferred Stock, net	1,307	21,000	—	—	—	—	—
Issuance of Series D-1 Preferred Stock, net	10,447	166,855	—	—	—	—	—
Issuance of Series M Preferred Stock, net	74	1,186	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	34,677	—	—	(2,673)	(32,004)	(34,677)
Net loss	—	—	—	—	—	(231,133)	(231,133)
Balance as of December 31, 2024	41,588	759,582	13,241	1	—	(767,623)	(767,622)
Issuance of common stock under equity plan	—	—	2,612	2	2,803	—	2,805
Issuance of common stock related to business combinations	—	—	11,111	1	269,555	—	269,556
Issuance of common stock upon settlement of Preferred Stock Dividends	—	(86,124)	3,251	—	11,976	74,148	86,124
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	22,190	2	932,131	—	932,133
Stock-based compensation	—	—	15	—	17,840	—	17,840
Issuance of Series D-1 Preferred Stock	10,404	175,116	—	—	—	—	—
Issuance of Series D-3 Preferred Stock	551	10,000	—	—	—	—	—
Issuance of Series D-4 Preferred Stock	2,811	47,880	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	35,623	—	—	(2,169)	(33,454)	(35,623)
Cash dividends paid on Preferred stock	—	(4,990)	—	—	(4,990)	4,990	-
Conversion of Redeemable Convertible Preferred Stock to common stock in connection with initial public offering	(55,354)	(937,087)	105,832	11	936,995	—	937,006
Net exercise of Common Warrants to common stock in connection with initial public offering	—	—	1,024	—	46,060	—	46,060
Net loss	—	—	—	—	—	(298,340)	(298,340)
Balance as of December 31, 2025	—	$—	159,276	$17	$2,210,201	$(1,020,279)	$1,189,939

* Refer to Note 13 for details of the classes of Preferred Stock and movements therein.

The accompanying notes are an integral part of these consolidated financial statements.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1. The Company, Initial Public Offering, and Basis of Presentation

Firefly Aerospace Inc., together with its wholly owned subsidiaries (collectively, “Firefly” or the “Company”), is headquartered in Cedar Park, Texas. The Company was incorporated under the laws of the State of Delaware on January 27, 2017, and commenced operations on May 1, 2017.

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

On October 31, 2025, the Company completed its acquisition of SciTec Inc. (“SciTec”), a leader in advanced national security technologies. The acquisition advances the Company’s comprehensive space services by adding mission-proven defense software analytics, remote sensing, and multi-phenomenology data expertise. SciTec’s core capabilities – which include missile warning, tracking and defense, intelligence, surveillance and reconnaissance, space domain awareness, and autonomous command and control – supplement Firefly’s launch, lunar, and in-space services. SciTec further adds ground and onboard data processing as well as AI-enabled systems designed for low latency operations to support advanced threat tracking and response across multiple domains.

As an early-stage company with a limited commercial operating history, Firefly is subject to all the risks and expenses associated with a start-up company. The Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel, and support the expense of marketing new products based on innovative technology. The Company expects to transition to operating as a manufacturing company, capable of producing and selling products at scale, as of the date the technological feasibility of the Alpha rocket is confirmed. The Company defines technological feasibility as satisfying three specific conditions: (i) reaching product qualification, (ii) achieving production readiness, and (iii) having successfully deployed a customer’s payload into its specific orbit and final destination. The Company has successfully deployed customer payloads into their specific orbits or destinations as of December 31, 2025. The Company’s executive leadership comprised of at least the Chief Operating Officer and the Chief Technology Officer shall determine at what point the Company’s products have been fully qualified to reach technological feasibility and full-rate production. Until this determination is made, the Company has not recorded any inventory amounts, and all costs incurred are expensed.

Initial Public Offering

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. From inception, the Company has incurred an accumulated deficit totaling $1.0 billion and $767.6 million as of December 31, 2025 and December 31, 2024, respectively, and has incurred $204.9 million, $157.7 million, and $93.4 million in negative cash flows from operations during the years ended December 31, 2025, 2024, and 2023, respectively.

During the year ended December 31, 2025 the Company raised $244.7 million, through its Series D-1, Series D-3, and Series D-4 Preferred Stock financings (as further discussed and defined in Note 13. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock).

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

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

In connection with the closing of the IPO, all outstanding shares of the Company's Preferred Stock were converted into 105.8 million shares of common stock. All outstanding Common Warrants were automatically exercised into 1.0 million shares of common stock and 0.6 million shares of common stock are reserved for issuance upon exercise of the Series J Warrants (each as defined in Note 9. Fair Value Measurement).

On August 8, 2025, the Company used a portion of the net proceeds from the IPO to repay the Term Loans under the Financing Agreement (each as defined in Note 11. Notes Payable), together with the specified prepayment premium of $11.4 million, and accrued interest.

Certain of the Company's previously granted and outstanding stock options included both service-based and performance-based vesting conditions. The performance condition related to these awards was satisfied upon the effectiveness of the IPO, resulting in the recognition of $4.7 million of stock-based compensation expense for the year ended December 31, 2025.

In connection with the IPO, the Company effected a 1-for-3.2544 reverse stock split of its common stock and a proportionate decrease in the number of its authorized shares. All share and per share information, including share-based compensation, throughout the accompanying consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Prior Period Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents, and Short-Term Investments

The Company's cash consists of cash on hand. The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. Highly liquid investments with original maturities of greater than three months that will mature less than one year from the balance sheet date are classified as short-term investments. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

As of December 31, 2025 and the Company's cash and cash equivalents consisted of cash deposited in bank accounts, time deposits, and money market accounts and were recorded at face value. The Company's short-term investments consist of time deposits that are recorded at cost, which approximates fair value. As of December 31, 2024 the Company's cash and cash equivalents consisted of cash deposited in bank accounts and money market accounts and were recorded at face value.

Time deposits typically pay earned interest at the time of maturity or redemption. Interest earned on time deposits is accrued in other current assets. Interest income related to cash equivalents and short-term investments is reported in interest expense, net on the consolidated statements of net loss and comprehensive loss.

Restricted Cash

Prior to the repayment of the Company's Term Loan (see Note 11. Notes Payable) the Company was required to maintain restricted cash deposits in the collateral accounts comprised of interest reserve accounts and an insurance premium reserve account. These funds are restricted and have been classified as such on the consolidated balance sheets due to the nature of the restriction. The Company had no restricted cash as of December 31, 2025 and $14.1 million as of December 31, 2024.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Accounts Receivable

Customer accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end.

Allowance for Credit Losses

When the Company records customer receivables and contract assets arising from revenue transactions, an allowance is recorded for credit losses for the current expected credit losses inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

The Company estimates expected credit losses based on relevant information about past events, including historical credit loss experience and current conditions, such as the length of time accounts receivable are past due, customer payment histories, any specific customer collection issues identified, current market conditions which may affect customer financial condition, and reasonable and supportable forecasts of future credit losses. When measuring expected credit losses, the Company will pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses. The Company writes off accounts receivable that has become uncollectible. The Company did not have an allowance for credit losses as of December 31, 2025, and 2024.

Advanced Payments

Advanced payments consist of supplier prepayments made for goods and services that have not yet been received. These payments are recorded as assets on the consolidated balance sheets until the related goods or services are delivered.

Advanced payments are classified as either current or noncurrent assets depending on whether they are expected to be settled within one year. The Company evaluates the terms of each prepayment arrangement to determine the appropriate classification and ensures that all advanced payments are supported by valid contracts or agreements with suppliers.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment, except for leasehold improvements, is computed using the straight-line method over the following useful lives of assets:

Asset Category	Estimated Useful Lives
Machinery and equipment	5 years
Test stands	7 - 10 years
Buildings	15 years
Furniture and fixtures	5 years
Computer equipment	3 years
Software	3 years
Vehicles	5 years
Leasehold improvements	The shorter of the lease term or the useful life

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are expensed as incurred.

Leases

The Company determines whether a contract is or contains a lease at contract inception by evaluating whether substitution rights exist and whether the Company obtains substantially all of the benefits and directs the use of the identified asset. When the Company determined a lease exists, the Company records a right-of-use asset and corresponding lease liability in the consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets are recognized at the commencement date of the lease at the value of the lease liability, adjusted for any prepayments, lease incentives received, and initial direct costs incurred.

Lease liabilities are recognized at the commencement date of the lease based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most leases, the Company uses its incremental

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company does not record lease contracts with a lease term of 12 months or less on its consolidated balance sheets. Fixed lease expenses associated with these short-term contracts are expensed on a straight-line basis over the lease term.

The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company has lease agreements with non-lease components that relate to the lease components. The Company accounts for each lease component and any non-lease components associated with that lease component separately with amounts allocated to the lease and non-lease components based on stand-alone prices. For certain equipment leases, the Company accounts for the lease and non-lease components as a single lease.

Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. These variable lease costs are recognized as incurred over the lease term.

The Company does not include significant restrictions or covenants in lease agreements, and residual value guarantees are generally not included within the Company’s leases (See Note 10. Leases for further detail).

Sales and Leaseback

The Company engages in sale and leaseback transactions, whereby it sells an asset and simultaneously enters into a lease agreement to lease back the same asset. These transactions are accounted for in accordance with Accounting Standards Codification (“ASC”) 842-40, Leases – Sale and Leaseback Transactions.

When a sale and leaseback transaction results in a sale, the asset is derecognized from the consolidated balance sheets, and any gain or loss on the sale is recognized in the consolidated statements of net loss and comprehensive loss.

When a transaction results in a failed sale, the transaction is accounted for as a financing. The asset is not derecognized and the Company continues to record depreciation expense over the asset’s estimated useful life. Sales proceeds received are recorded as cash and a corresponding financing liability to reflect future lease payments in the consolidated balance sheets.

The Company evaluates each sale and leaseback transaction to determine the appropriate accounting treatment, ensuring compliance with the relevant accounting standards and reflecting the economic substance of the transaction.

Intangible Assets, Net

Intangible assets consist of purchased intangible assets including developed technology, in-process research and development, customer relationships, backlog, capitalized software and capitalized intellectual property and are amortized over their useful lives using straight-line method of amortization. The Company evaluates the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

The Company accounts for noncancelable on-premise internal-use software licenses as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition date. The intangible asset and related liability are recorded at net present value and interest expense is recorded over the payment term. Software licenses are amortized over their license terms.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is reviewed annually as of October 1 of each year (or more frequently if impairment indicators arise) for impairment. To review for impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company's qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) adverse macroeconomic trends; (ii) adverse industry and market considerations; (ii) increased costs; (iv) current, historical or projected deterioration of the Company's financial performance; (v) Company-specific changes; (vi) events affecting a reporting unit; and (vii) a sustained decrease in the Company's market capitalization below its net book value.

After assessing the totality of events and circumstances, if determined that it is not more likely than not that the fair value of a reporting

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of a reporting units is less than its carrying amount, the Company will calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, a goodwill impairment charge will be recorded for the amount by which the carrying value of the reporting unit exceeds its fair value up to the amount of the goodwill. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions (See further discussion in Note 8. Goodwill).

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The Company has not identified any such impairment losses to date.

Notes Payable

Notes payable represent obligations of the Company to pay a specified amount of money at a future date. These obligations may arise from borrowings from financial institutions, private lenders, or other entities and are classified as either current or non-current liabilities based on their maturity dates.

The Company recognizes notes payable on an amortized cost basis at their principal amount, net of the unamortized debt issuance costs unless the fair value option is elected. The debt issuance cost is amortized over the term of the debt using the effective interest method. Interest payments are made in accordance with the terms of the debt, which may include fixed or variable interest rates.

Warrant Liabilities

Warrants to purchase shares of the Company’s common stock and Series J Preferred Stock are classified as liabilities on the consolidated balance sheets and held at fair value, as the warrants are either exercisable into redeemable preferred shares, or contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in fair value is recognized in the consolidated statements of net loss and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.

Fair Value Measurements

According to ASC 820, Fair Value Measurements, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The fair value hierarchy establishes three tiers, which prioritize the inputs used in measuring fair value as follows:

Level 1 - Observable inputs, such as quoted prices in active markets for identical assets or liabilities

Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Entities are permitted to choose to measure certain financial instruments and other items at fair value.

Deferred Revenue

Billings in excess of revenues recognized are recorded as current and non-current deferred revenue in the consolidated balance sheets and recognized into revenue as the Company satisfies the underlying performance obligation. Prior to making this determination, the Company ensures that a valid contract is in place that meets the definition of a contract in accordance with ASC 606-10-25-1 and 2.

Business Combination

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires us to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies.

Revenue Recognition

ASC 606 provides guidance outlining a single five-step comprehensive revenue model in accounting for revenue from contracts with customers. Under this model the Company: (1) identifies the contract with the customer, (2) identifies its performance obligations in the contract, (3) determines the transaction price for the contract, (4) allocates the transaction price to its performance obligations and (5) recognizes revenue when or as it satisfies its performance obligations.

The Company accounts for a contract when it has approval and commitment from both parties, the fees, payment terms and rights of the parties regarding the products or services to be transferred are identified, the contract has commercial substance, and collectability of substantially all of the consideration expected to be transferred is probable. The Company applies judgment in determining the customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk, and experience selling to similarly situated customers. The contractual term with the Company’s customers is generally for multiple years.

Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, the Company must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires the Company to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation. In cases where the promises are distinct, the Company is further required to evaluate if the promises are a series of products and services that are substantially the same and have the same pattern of transfer to the customer (referred to as the “series” guidance). When the Company determines that promises meet the series guidance, they are accounted for as a single, combined performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer for the Company’s contracts and consists of milestone-based fees. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company may constrain a portion of the transaction price based upon its anticipated ability to meet certain contractual requirements.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative basis according to their standalone selling prices. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the Company does not have a history of selling a performance obligation, management applies judgment to estimate the standalone selling price, taking into consideration available information, including market conditions, factors considered to set list prices, pricing of similar products, and internal pricing objectives. The corresponding allocated revenues are recognized when or as the performance obligations are satisfied.

Cost of Sales

Cost of sales primarily consists of raw materials, employee and contractor compensation, depreciation and amortization and other costs directly attributable to fulfilling the Company's obligations under customer contacts.

Concentration of Credit Risk

To reduce risk, the Company's management performs ongoing credit evaluations of its customers' financial condition. The Company has not identified any potential credit losses and therefore does not maintain an allowance in its consolidated financial statements.

Cash and cash equivalents are deposited in demand deposit accounts and highly-qualified money market funds, and at times, such deposits may be in excess of limits federally insured by the Federal Deposit Insurance Corporation up to $250,000. The Company utilizes high quality financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. The Company’s revenue related to its major customers was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Customer 1	59.1%	58.6%	30.7%
Customer 2	8.9%	23.2%	11.4%
Customer 3	3.4%	11.2%	—
Customer 4	0.1%	—	17.2%
Customer 5	—	—	32.9%

The Company’s customers that accounted for 10% or more of the total accounts receivable, were as follows:

	December 31,
	2025	2024
Customer 1	28.6%	—
Customer 2	22.9%	—
Customer 3	12.8%	—

Research and Development

Research and development costs include employee and contractor compensation, supplies and materials for new product development, professional services, facilities, and regulatory compliance. Research and development costs are charged to operations as incurred.

Redeemable Convertible Preferred Stock

In connection with the closing of the IPO, all outstanding shares of the Company's Preferred Stock were converted into 105.8 million shares of common stock. The redeemable convertible preferred stock represented a legal form of equity, was not mandatorily redeemable, and did not constitute unconditional obligations that may have required issuance of a variable number of the Company’s shares. The redeemable convertible preferred stock was classified as mezzanine (or temporary) equity as it contained terms that could force the Company to redeem the shares for cash or other assets upon the occurrence of an event not solely within the Company’s control. Subsequent remeasurement of the carrying value of the redeemable convertible preferred stock was required for Series C Preferred Stock and Series D Preferred Stock as they were probable of becoming redeemable under the redemption option at the holder’s option based on solely passage of time. The Company accretes the redeemable convertible preferred stock to its redemption value and recognized the changes in the redemption value immediately as they occurred and adjusted the carrying value to equal the current maximum redemption value at the end of each reporting period. No subsequent remeasurement of the other series of the Company’s redeemable convertible preferred stock were required as they were neither currently redeemable nor probable of becoming redeemable.

Stock-Based Compensation

The Company follows the fair value provisions of ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including stock options and restricted stock units (“RSUs”), using a fair value-based method. The fair value of stock options is estimated at the time of grant using a Black-Scholes model, and the fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant. Compensation cost for service-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. Employee stock-based compensation expense recognized during the years ended December 31, 2025, 2024, and 2023 was reduced for forfeitures as they occurred. Any compensation expense previously recognized on unvested awards was reversed when they were forfeited.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the recognition of future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The carrying value of net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided to reduce the deferred tax asset to an amount that is more likely than not to be realized. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in the Company’s effective tax rate.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Actual operating results and the underlying amount and category of income in future years could render the Company’s current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on its financial position or results of operations.

The Company accounts for uncertain tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statement of net loss and comprehensive loss. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Segment Reporting

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

Net Loss Per Share

Net loss per share is calculated as net loss attributable to the Company’s common stockholders divided by the Company’s weighted-average number of basic and diluted shares of common stock outstanding. Potentially dilutive common shares primarily consist of employee stock options, warrants, convertible notes, and restricted and performance unit awards.

Recently Issued Accounting Standards

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-06

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics, allow investors to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation or Regulation becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company does not expect ASU will have a material impact on its consolidated financial statements.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of adopting the ASU.

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

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

ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied prospectively, retrospectively, or using a modified retrospective basis that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company intends to early adopt ASU 2025-06 prospectively, effective January 1, 2026. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of ASC 270, Interim Reporting and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements; however, the Company does not expect that it will affect its consolidated financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025.

ASU 2025-10

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), to improve U.S. GAAP by establishing authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2029, and interim reporting periods within those fiscal years, with early adoption permitted. The Company adopted the new guidance on December 31, 2025 with no material impact on the Company's consolidated financial statements.

3. Business Combinations

SciTec

On October 31, 2025, the Company completed the acquisition of all of the outstanding capital stock of SciTec Innovations, LLC, a Delaware limited liability company and the successor entity of SciTec, Inc. (“SciTec”) for a purchase price of $547.0 million, consisting of $277.4 million in cash, net of cash acquired and $269.6 million in common stock. SciTec has over four decades of experience and offers industry-leading AI-enabled defense software applications and big data processing capabilities in the forms of cloud-based, on-premise, and edge processing of high volumes of data from satellites across all orbits that are complementary to Firefly's launch, lunar, and in-space vehicles. This acquisition is expected to complement the Company's full-service hardware and software offerings to space and defense customers. SciTec is based in Princeton, New Jersey and has facilities in Boulder, Colorado, El Segundo, California, Fairborn, Ohio, Huntsville, Alabama, and Herndon, Virginia.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the acquirer. The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available during the measurement period, a period not to exceed 12 months from the acquisition date. In connection with the acquisition, the Company incurred acquisition-related costs of $24.4 million, which were expensed as incurred on the date of closing and included in selling, general and administrative expense in the consolidated statements of net loss and comprehensive loss for the year ending December 31, 2025.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The table below sets forth the consideration paid, the fair value of the assets acquired, and liabilities assumed at the acquisition date:

October 31, 2025
Consideration paid
Cash, net of cash acquired	$277,417
Equity (issuance of common stock)	269,556
Total consideration, net of cash acquired	$546,973

Assets acquired and liabilities assumed
Short-term investments	$8,413
Accounts receivable	45,769
Other current assets	1,962
Property and equipment	7,718
Right-of-use assets	2,276
Intangible assets	153,000
Goodwill	433,022
Total assets	652,160

Accounts payable	11,178
Accrued expenses	49,780
Operating lease liabilities, current	711
Deferred revenue	1,770
Other current liabilities	840
Operating lease liabilities, non-current	3,716
Deferred tax liabilities	37,192
Total liabilities	105,187
Total net assets	$546,973

The fair value of the property and equipment, working capital items including accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities, approximates their respective carrying values at the date of the acquisition. Operating lease liabilities were remeasured at the present value of the remaining lease payments using the Company's incremental borrowing rate as of the acquisition date. The corresponding right-of-use assets were measured at an amount equal to the remeasured lease liabilities.

The following table summarizes the fair value of acquired identifiable intangible assets at the date of the acquisition:

	October 31, 2025	Weighted-Average Life
Trade name and trademarks	$18,000	5 years
Developed technology	74,000	10 years
Customer relationships	61,000	3 years
Total acquired intangible assets	$153,000	9 years

On the acquisition date, trade name and trademarks, developed technology, and customer relationships are classified as finite-lived intangible assets and are subject to annual impairment assessments under ASC 350-30-35-18 through 35-20.

The fair value of the acquired intangible assets, including trade name and trademarks and developed technology was determined using the relief from royalty method, while customer relationships were determined using the multi-period excess earnings method. Significant assumptions used in the determination of the fair values include forecasted revenue growth rates, assumed royalty rates and the market-participant discount rate. The useful life used in the valuation analysis was based on the economic life of each intangible asset. The Company assessed the economic useful life of these intangibles and concluded that these periods will be used as the amortization periods going forward.

In consideration of the nature of the amortization, management has concluded that the most appropriate way to reflect the economic benefits of the pattern in which the benefits are realized is to reflect the amortization in a manner consistent with the cash flow build up by period reflected in the valuation report.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

In determining the useful lives and amortization policy to apply to the intangible assets acquired, the Company assessed the pattern in which the economic benefits of the assets are consumed. Based on this assessment, the Company amortizes its intangible assets based on the methodology that approximates the pattern in which it expects to benefit economically from these acquired intangible assets. The useful life is also derived from the time period over which the majority of the cash flows are expected to be generated. The Company will employ the useful lives identified through this exercise and amortize amounts using the economic consumption of the intangible asset over the accounting useful life for amortization of the associated intangible asset.

Goodwill generated from this business combination is primarily attributable to expected synergies from the transaction and incremental revenue and profit to be derived from the Company’s expansion into full-service hardware and software for its space and defense customers. The goodwill is not expected to be deductible for U.S. income tax purposes.

The following table presents the net impact of the SciTec acquisition on the Company’s consolidated statements of net loss and comprehensive loss since the date of acquisition:

For the Year Ended December 31, 2025
Revenue	$35,168
Net income and comprehensive income	$38,277

Spaceflight

On June 8, 2023, the Company completed the acquisition of all of the outstanding capital stock of Spaceflight, Inc., (“Spaceflight”) for total consideration of approximately $9.8 million, comprised of 2.7 million of the Company’s Series M Preferred Stock. To determine the fair value of the equity consideration issued as part of the total purchase consideration for the acquisition, the Company utilized the fair market value of its Series M Preferred Stock, determined with the assistance of a third-party valuation specialist, using an option-pricing methodology. Following the completion of the acquisition, Spaceflight is a consolidated subsidiary of the Company.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the acquirer. In accordance with the acquisition method of accounting, the purchase price has been assigned to the assets acquired, and the liabilities assumed, based on their estimated fair value at the acquisition date. In connection with the acquisition, the Company incurred acquisition-related costs of $0.6 million, which were expensed in the consolidated statements of net loss and comprehensive loss for the year ending December 31, 2023.

The Company has completed the analysis to assign fair values to all of Spaceflight's assets acquired and liabilities assumed and therefore, the purchase price allocation for the acquisition is final.

The table below sets forth the consideration paid, and the fair value of the assets acquired, and liabilities assumed at the acquisition date:

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

June 8, 2023
Consideration paid
Equity (issuance of Series M Preferred Stock)	$9,804

Assets acquired and liabilities assumed
Cash and cash equivalents	$7,253
Accounts receivable	1,636
Inventory	247
Prepaid expenses and other current assets	622
Deferred project costs	11,083
Property and equipment	2,958
Right-of-use asset	2,772
Goodwill	17,097
Total assets	43,668

Accounts payable	860
Accrued expenses	3,825
Deferred revenue	25,983
Lease liability	3,012
Uncertain tax position liability	184
Total liabilities	33,864
Total net assets	$9,804

The fair value of the working capital items, including accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximates their respective carrying values at the date of the acquisition.

Given the nature of the underlying personal property, the fair value of the property and equipment was determined to be commensurate with their carrying value. No separately identifiable intangible assets were identified in this transaction. The goodwill recognized in the acquisition is primarily attributable to the expected expansion of the Company’s orbital flight services. As a result of the acquisition, the Company does not expect to have any deductible goodwill for tax purposes.

The results of operations of Spaceflight for the period from June 8, 2023 to December 31, 2023 have been included in the results of operations for the year ended December 31, 2023. The post-acquisition revenue of approximately $4.7 million and net loss of $13.1 million attributable to Firefly are included in the consolidated statements of net loss and comprehensive loss for the period from June 8, 2023 to December 31, 2023.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations as if SciTec and Spaceflight had been acquired as of the beginning of fiscal year 2023. The unaudited pro forma results include certain adjustments to revenue and net loss directly attributable to each acquisition, including transaction costs.

For the SciTec acquisition, transaction costs of approximately $29.6 million are assumed to have been incurred on January 1, 2023 and recognized during 2023, of which $24.4 million were incurred by SciTec and $5.2 million were incurred by the Company.

For the Spaceflight acquisition, transaction costs of approximately $1.0 million are assumed to have occurred on January 1, 2023 and recognized as if incurred during 2023, of which $0.1 million were incurred by Spaceflight and $1.0 million were incurred by the Company.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined businesses had the acquisitions actually occurred at the beginning of the respective periods, nor is it indicative of the future results of operations of the combined businesses.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
	(unaudited)
Pro forma revenue	$328,240	$231,209	$168,115
Pro forma net loss and comprehensive loss	$(390,811)	$(267,976)	$(194,425)
Pro forma net loss per common share – basic and diluted	$(5.65)	$(20.90)	$(16.23)

4. Revenue

The following table presents revenue disaggregated by type:

	For the Year Ended December 31,
	2025	2024	2023
Launch revenue	$28,620	$22,631	$33,017
Spacecraft Solutions revenue	131,235	38,161	20,912
Other revenue	—	—	1,306
Total revenue	$159,855	$60,792	$55,235

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

The Company also enters into contracts with its customers to provide engineering services and related components, and to develop and provide licenses for intellectual property. In these cases, the Company’s performance obligation is satisfied over time since the tasks are performed according to the customer’s specifications, which creates an asset with no alternative use to the Company, for which the Company has an enforceable right to payment for performance completed to date. The measure of progress over time is based upon an input method using a cost-to-cost measure which best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total cost at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead. If the estimate of total costs to be incurred for a performance obligation exceed the total estimate of revenue to be earned, a provision for the anticipated loss is recognized in the period the loss is identified. Engineering services billed hourly are recognized over time.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue includes revenue from contracts with commercial and government entities to provide end-to-end services to integrate payloads into Blue Ghost and Elytra for transport to the Moon and on-orbit space domain awareness missions, respectively, as well as to develop and provide software, sensor, and data processing capabilities for national defense missions. These contracts include firm-fixed-price and cost-plus pricing structures. For commercial payload services we consider the performance obligation to be the integration and delivery of customer payloads to specified destinations. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. For software, sensor, and data processing contracts, we consider the performance obligation to be the development and implementation of the contracted solution. These contracts require customers to make milestone payments as specific conditions and tasks are performed, or regular periodic payments as costs are incurred. Performance obligations are satisfied over time since either (1) the tasks are performed according to the customer’s specifications and create an asset with no alternative use to the Company, or (2) the customer receives and consumes benefits as work is completed and the Company has an enforceable right to payment for performance completed to date.

For Spacecraft Solutions arrangements, the measure of progress over time is based upon an input method using a cost-to-cost measure which best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead. If estimates

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is incurred.

For all revenue streams, the Company considers customer payments that are contingent on the success of a mission or that are dependent on award criteria to be variable consideration. We assess the likelihood of success of a mission or achievement of contractual award requirements at inception and may defer the recognition of some or all of the variable consideration until success of the mission is assured or the award fee amount is determined.

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

The Company has elected the following practical expedients for Launch and Spacecraft Solutions revenue: (1) the Company does not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less, (2) the Company recognizes revenue equal to the amount it has a right to invoice when the amount corresponds directly with the value to the customer of the Company's performance to date, and (3) the Company does not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good or service.

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. Due to their nature, time and materials contracts contain variable consideration; however, in general, the Company's performance obligations under time and materials contracts qualify for the “right to invoice” practical expedient. Under this practical expedient, the Company recognizes revenue over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services, as upon billing the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company's performance completed to date. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $684.9 million. The Company expects to recognize approximately 28.5% of its remaining performance obligations as revenue within the next 12 months. The remaining performance obligations are expected to be recognized over the next five years. The remaining performance obligations do not include variable consideration that was determined to be constrained as of December 31, 2025.

Contract Balances

Contract assets and liabilities reflect timing differences between the receipt of consideration and the fulfillment of performance obligations under a contract with a customer. Contract assets reflect performance obligations satisfied, and revenue recognized in advance of customer billings. Contract liabilities reflect consideration received in advance of the satisfaction of a performance obligation under a contract with a customer. Contract assets become trade receivables once the Company’s rights to consideration become unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. Retainage represents a portion of the contract amount that has been billed, but that the contract allows the customer to retain until final contract settlement. Billings for such retainage balances are generally collected within one year of the completion of the project. Contract costs are those costs directly related to fulfillment of specified customer contracts. Contract assets are recorded within accounts receivable, net or other current assets, depending on whether they represent an unconditional right to consideration, and contract liabilities are recorded within deferred revenue on the consolidated balance sheets.

Contract assets consisted of the following:

	December 31,
	2025	2024
Unbilled receivables	$16,117	$—
Retainage	879	—
Total contract assets	$16,996	$—

During the year ended December 31, 2025, the Company acquired $13.7 million of contract assets through business combinations.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Deferred revenue consisted of the following:

	For the Year Ended December 31,
	2025	2024
Launch	$77,843	$65,403
Spacecraft Solutions	130,857	87,291
Other	—	1,279
Total deferred revenue	$208,700	$153,973

During the years ended December 31, 2025, and December 31, 2024, the Company recognized $77.7 million and $51.9 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of each period.

Loss Contracts

The Company recognizes a contract loss when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes in contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices. The Company recorded contract loss provisions related to its Spacecraft Solutions revenue contracts of $8.0 million and $12.7 million during the years ended December 31, 2025 and 2024 respectively. The decrease in the recorded loss provision amount of $4.7 million during the year ended December 31, 2025 is due to continued progress made towards the completion of the contract and changes in estimated contract costs. There were no contract losses recognized during the year ended December 31, 2023.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Machinery and equipment	$47,124	$42,040
Test stands	42,255	37,209
Buildings	48,999	48,830
Land and land improvements	5,123	3,505
Construction in progress	38,654	17,551
Furniture and fixtures	3,359	1,200
Computer equipment	5,713	2,156
Software	1,141	1,122
Vehicles	479	421
Leasehold improvements	12,984	7,283
Total	205,831	161,317
Less: Accumulated depreciation	(42,093)	(25,742)
Property and equipment, net	$163,738	$135,575

Depreciation expense was $17.1 million, $12.5 million and $4.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, and was recorded in the consolidated statements of net loss within cost of sales, research and development, and selling, general, and administrative expenses.

As of December 31, 2025 and 2024, the Company capitalized interest in connection with construction in progress of $1.8 million and $7.4 million, respectively.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
Payroll-related expenses	$17,617	$5,918
Professional services expenses	5,854	4,000
Interest expenses	1,108	—
Other accrued expenses	18,176	4,501
Accrued expenses	$42,755	$14,419

7. Intangible Assets, Net

The intangible assets gross carrying amount and accumulated amortization as of December 31, 2025 are detailed below. The Company did not have any intangible assets as of December 31, 2024.

		December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	1-3 years	$18,484	$(2,442)	$16,042
Trade name and trademarks	5 years	18,000	(600)	17,400
Developed technology	10 years	74,000	(1,233)	72,767
Customer relationships	3-9 years	61,000	(1,500)	59,500
Total		$171,484	$(5,775)	$165,709

Amortization expense of the Company's finite-lived intangible assets was $5.8 million for the year ended December 31, 2025. The Company did not recognize any amortization expense during the years ended December 31, 2024 or 2023.

The table below presents the future amortization expense on intangible assets as of December 31, 2025:

2026	$26,933
2027	25,833
2028	22,720
2029	16,667
2030	16,067
Thereafter	57,489
Total future amortization	$165,709

Following performance of the annual impairment assessment for finite-lived intangible assets, the Company did not identify any events or conditions that make it more likely than not that an impairment may have occurred for the year ended December 31, 2025.

8. Goodwill

Changes in the carrying amount of goodwill are detailed below:

Balance at December 31, 2023	$17,097
Balance at December 31, 2024	17,097
Acquisition through business combinations(1)	433,022
Balance at December 31, 2025	$450,119

(1) refer to Note 9. Fair Value Measurement for further detail.

Goodwill is defined as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. At December 31, 2025, the Company has only one operating segment, which represents its only reportable segment.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The Company completes its annual goodwill impairment assessment at the reporting unit level as of October 1 each year, and determined that no adjustments to the carrying value of goodwill were necessary during the years ended December 31, 2025, 2024, and 2023.

9. Fair Value Measurement

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

The carrying amounts of Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, and certain prepaid expenses, other current assets. accrued liabilities and other current liabilities approximate fair value because of their short-term maturities.

The Company issued warrants to purchase Series J Preferred Stock (the “Series J Warrants”) in connection with the Company’s entrance into the Term Loans and issued warrants to purchase common stock (the “Common Warrants”, together with the “Series J Warrants”, the “Warrants”) and two tranche obligations: (1) the RPM Call Option and (2) the Majority Sponsor Top-Up (both as defined in Note 13. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock) in connection with the Company’s issuance of the Series D-1 Preferred Stock. The Company determined that the Warrants and tranche obligations should be classified as either liabilities or assets on the consolidated balance sheets depending on valuation and are recorded at fair value both initially and subsequently, with changes in fair value recorded through earnings.

In connection with the execution of the Financing Agreement and issuance of the Term Loans, the Company issued to the Lenders (as defined in Note 11. Notes Payable) detachable Series J Warrants to purchase an aggregate of 0.6 million shares of Series J Preferred Stock with a 10-year term and an exercise price of $21.1725 per share (subject to certain adjustments). The Series J Warrants are classified as liabilities as they embody an obligation to repurchase the Company’s equity. The Series J Warrants are measured at fair value both initially and subsequently with changes in fair value recognized through earnings.

The Warrants were recorded within warrant liability, the RPM Call Option was recorded within other current liabilities, and the Majority Sponsor Top-Up was recorded within other current assets on the consolidated balance sheet as of December 31, 2024. In March 2025, the Majority Sponsor Top-Up expired unexercised when the total amount of Series D-1 Preferred Stock purchased by investors exceeded $250.0 million. On March 24, 2025, the RPM Call Option was terminated via amendment of the Series D stock purchase agreement. As a result, the $0.2 million Majority Sponsor Top-Up and $4.2 million RPM Call Option were derecognized from the consolidated balance sheet, and recognized in other income, net in the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2025.

In connection with the IPO, the Common Warrants were net exercised into 1.0 million shares of common stock. The Series J Warrants remain outstanding and continue to be classified as liabilities and remeasured at fair value as of December 31, 2025.

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

The Company used a Black-Scholes option-pricing valuation model to value the Series J Warrants as of December 31, 2025. The following table presents the key inputs applied in the valuation of the Series J Warrants:

December 31, 2025
Common stock price	$22.37
Exercise price for the Series J Warrants	$21.17
Risk-free rate	3.94%-4.01%
Volatility	92.5%-97.5%
Term (years)	7.55-8.39
Black-Scholes value (per share)	$19.00-19.06
Number of warrants	646
Value of Series J Warrants	$12,294

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following tables present the key inputs applied in the valuation of the Series J Warrants as of December 31, 2024:

	December 31, 2024
	Change of Control Scenario	IPO Scenario	Default Scenario
Average value per Series J Warrant	$8.43	$2.86	$—
Event weighting	55%	15%	30%
Weighted-average value per Series J Warrant	$4.64	$0.43	$—
Total probability weighted-average value per Series J Warrant			$5.07

The following tables present the key inputs applied in the valuation of the Common Warrants as of December 31, 2024:

	December 31, 2024
	Change of Control Scenario	IPO Scenario	Default Scenario
Value per Common Warrant on a marketable basis	$0.98	$7.03	—
Discount for lack of marketability	40%	20%	N/A
Value per Common Warrant on a non-marketable basis	$0.59	$5.62	—
Event weighting	55%	15%	30%
Weighted value per Common Warrant	$0.32	$0.84	—
Total probability weighted value per Common Warrant			$1.16

The Company used a Black-Scholes option-pricing valuation model to value the RPM Call Option. The following table presents the key inputs applied in the valuation of the RPM Call Option as of December 31, 2024:

December 31, 2024
Weighted-average Series D Preferred Stock price	$16.53
Exercise price for the RPM Option	$16.92
Risk-free rate	4.27%
Volatility	60%
Term (years)	0.36
Black-Scholes value (per share)	$2.29
Number of units	1,820
Value of RPM Option	$4,159

The Company used a forward pricing valuation model to value the Majority Sponsor Top-Up. The following table presents the key inputs applied in the valuations of the Majority Sponsor Top-Up as of December 31, 2024:

December 31, 2024
Amount subject to the Majority Sponsor Top-Up	$20,198
Contractual purchase price for Series D Preferred Stock (per share)	$16.92
Weighted-average Series D Preferred Stock price	$16.53
Risk-free rate	4.27%
Term (years)	0.36
Discount factor	0.9849
Value of forward obligation (per share)	$(0.14)
Number of units subject to purchase by majority sponsor	1,194
Value of Majority Sponsor Top-Up	$(170)

The Company did not issue any Warrants during the year ended December 31, 2025. The fair value remeasurement of the Series J Warrants resulted in an increase in fair value of $9.4 million during the year December 31, 2025.

The Company recognized losses of $44.8 million related to the Common Warrants during the year ended December 31, 2025.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The fair value of the Series J Warrants on December 31, 2025 was $12.3 million.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$787,747	$—	$—	$787,747
Money market funds	—	5,219	—	5,219
Time deposits	100,008	—	—	100,008
Total financial assets	$887,755	$5,219	$—	$892,974
Liabilities:
Series J Warrants	$—	$12,294	$—	$12,294
Total financial liabilities	$—	$12,294	$—	$12,294

During the year ended December 31, 2024, $0.1 million Warrants were issued. The fair value remeasurement of warrant liabilities resulted in an increase in fair value of $0.1 million as of December 31, 2024. No Warrants were exercised during the years ended December 31, 2024.

The fair value of the Series J Warrants, Common Warrants, and tranche obligations as of December 31, 2024, was $2.9 million, $1.2 million and $4.0 million, respectively. The carrying value of the Term Loans approximated their estimated fair value as of December 31, 2024.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$81,847	$—	$—	$81,847
Restricted cash	14,127	—	—	14,127
Money market funds	—	41,584	—	41,584
Majority Sponsor Top-Up	—	—	170	170
Total financial assets	$95,974	$41,584	$170	$137,728
Liabilities:
Series J Warrants	$—	$—	$2,850	$2,850
Common Warrants	—	—	1,220	1,220
RPM Call Option	—	—	4,159	4,159
Total financial liabilities	$—	$—	$8,229	$8,229

During the year ended December 31, 2025, the Company recorded $12.3 million in transfers from Level 3 to Level 2 due to an increase in available observable inputs in market data upon completion of the IPO. There were no transfers between levels within the fair value hierarchy during the year ended December 31, 2024.

10. Leases

The company has existing operating and finance leases for corporate offices and facilities, vehicles and certain equipment. The Company's leases have remaining lease terms of less than one year to 17 years, some of which include options to extend the lease term. For purposes of calculating lease liabilities, lease terms include options to extend the lease when it is reasonably certain that the Company will exercise such options.

The components of lease expense were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Finance lease expense:
Amortization of right-of-use assets	$1,598	$834	$560
Interest on lease liabilities	456	442	215
Operating lease expense	1,615	2,426	2,834
Total lease expense	$3,669	$3,702	$3,609

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Amortization of right-of-use assets was recorded within research and development, and selling, general, and administrative expenses, interest on lease liabilities was recorded within interest expense, net, and operating lease expense was recorded within research and development, and selling, general, and administrative expenses, each in the consolidated statements of net loss.

The operating lease for the Company’s primary office location expired on March 31, 2024. The Company is currently on a month-to-month lease. On October 24, 2025, the Company signed a new office building lease for 44,576 square feet. We expect the lease to commence during the first half of 2026. The term of the lease is for seven years, beginning on the commencement date, and requires an annual initial base rent of $17.00 per square foot, which is subject to annual increases of 3.5%. Upon lease commencement the Company will recognize an initial lease liability and right-of-use asset in accordance with ASC 842. During 2025, the Company reassessed the expected renewal term of one of its operating leases, which resulted in decreases in the related right-of-use asset and lease liability of $4.3 million and $4.5 million, respectively.

Operating and finance lease right-of-use assets and liabilities were as follows:

	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$13,938	$14,604
Finance lease right-of-use assets	$3,735	$3,708

Liabilities:
Current:
Operating lease liabilities	$1,161	$1,128
Finance lease liabilities	$1,056	$856
Noncurrent:
Operating lease liabilities	$15,832	$16,466
Finance lease liabilities	$2,004	$1,996

As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

Lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Finance leases	2.74	2.59
Operating leases	13.00	15.53
Weighted-average discount rate:
Finance leases	13.55%	18.11%
Operating leases	6.98%	6.90%

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total operating and finance lease liabilities recognized on the consolidated balance sheets.

	Finance Leases	Operating Leases
2026	$1,377	$2,122
2027	1,424	1,972
2028	375	1,958
2029	352	2,013
2030	55	2,062
Thereafter	—	16,715
Total lease payments	3,583	26,842
Less: Imputed interest	(523)	(9,849)
Total lease liabilities	$3,060	$16,993

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

As a result, the Company continues to reflect the manufacturing equipment on its consolidated balance sheets in property and equipment, net, and continues to recognize depreciation expense over its estimated useful life. In 2024, the Company recorded an initial financing liability of $34.7 million, net of transaction costs, in notes payable. As of December 31, 2025, the Company’s related notes payable, current and non-current, were $6.0 million and $21.1 million, respectively. As of December 31, 2024, the Company’s related notes payable, current and non-current, were $5.5 million and $27.1 million, respectively. The Company does not recognize rent expense related to these purchase and leaseback agreements. Instead, periodic lease payments are recognized as interest expense and reductions of the principal balance of the finance liability.

For the year ended December 31, 2025, payments of $5.5 million were made under the purchase and leaseback agreements, including interest expense of $2.4 million.

For the year ended December 31, 2024, payments of $2.5 million were made under the purchase and leaseback agreements, including interest expenses of $1.4 million.

The Company is required to maintain a minimum cash balance of the principal amount outstanding throughout the term of the purchase and leaseback agreements.

11. Notes Payable

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

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

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

Mandatory prepayments were required to be made upon the occurrence of certain events. Voluntary prepayments were permitted in whole or in part at any time. All prepayments were subject to a specified premium that applies for the first 24 months following the initial closing date, calculated as the present value of the sum of the amounts of each unpaid interest payment due during the specified premium period computed using a discount rate equal to the treasury rate on the day one business day prior to the date of prepayment, plus 0.5%.

The Financing Agreement contained certain covenants including a requirement for a minimum cash balance, financial covenants, and negative covenants customary for transactions of this type, including a specific covenant to the interest reserve accounts to maintain a minimum interest reserve amount equal to 7.9% of the aggregate balance of the Term Loans.

The initial debt issuance costs, including the insurance premium paid, estimated second premium and final premium, exit fee and discount created by allocating proceeds to the fair value of the Series J Warrants issued in connection with the issuance of the Term Loans (refer to Note 9. Fair Value Measurement for further detail), were deferred and amortized to interest expense over the contractual term of the Term Loans using the effective interest method.

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

The Company recognized a loss on extinguishment of debt of $30.4 million, which includes the write-off of unamortized debt issuance costs, specified premium, and the exit fee associated with the Term A Loans and Term B Loans. The specified premium applicable to the prepayment was calculated in accordance with the terms of the Financing Agreement.

Following the repayment, all obligations under the Financing Agreement, including guarantees and collateral arrangements, were terminated. The interest reserve accounts and insurance premium reserve account were released, and the related restricted cash balances were reclassified to unrestricted cash.

Interest expense recognized related to the Term Loans was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$11,605	$19,068	$6,995
Amortization of debt issuance costs	4,315	6,173	2,155
Total interest expense	$15,920	$25,241	$9,150

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

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

The outstanding principal of $25.0 million and accrued interest of $0.8 million of the Convertible Notes automatically share settled into 1.5 million shares of Series D-1 Preferred Stock when the Company closed on the Series D Preferred Stock financing on October 31, 2024. Such settlement was accounted for as a debt extinguishment transaction with no gain or loss being recognized given that the settlement price was at par amount and there was no unamortized debt issuance cost at the time of settlement (Refer to Note 13. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock for further detail on the Series D-1 Preferred Stock).

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

The Revolving Credit Facility matures on August 8, 2028. The loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at the Company's option, either (a) term SOFR plus a 3.00% spread or (b) an alternative base rate (as set forth in the credit agreement) plus a 2.00% spread. A commitment fee of 0.375% per annum is applied on the unused commitments under the Revolving Credit Facility.

In connection with the execution of the Revolving Credit Facility, the Company incurred $2.4 million in lender fees, which was deferred and capitalized in other noncurrent assets on the consolidated balance sheets.

On November 7, 2025, the Company amended the revolving credit agreement, which provides the Company with the Revolving Credit Facility. The amendment, among other things, increased the commitments under the Revolving Credit Facility by $135.0 million for an aggregate principal amounts of $260.0 million. The amendment was structured to provide additional borrowing capacity to support the acquisition of SciTec, Inc. and to further enhance the Company’s liquidity position. The maturity date of the Revolving Credit Facility remains unchanged. On November 10, 2025, the Company drew upon the entire $260.0 million principal amount of the loan from the Revolving Credit Facility. The loan bears interest at variable rate per annum equal to term SOFR plus a 3.00% spread and the accrued interest is payable in arrears at the end of each month. At December 31, 2025, $260.0 million remains drawn under the Revolving Credit Facility.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

In connection with the amendment of the Revolving Credit Facility, the Company incurred additional $1.4 million debt issuance cost, which was deferred and capitalized in other noncurrent assets on the consolidated balance sheets, along with the unamortized debt issuance costs incurred for the execution of the Revolving Credit Facility.

The capitalized debt issuance cost is amortized into interest expense over the term of the Revolving Credit Facility on a straight-line basis. The unamortized debt issuance costs for the Revolving Facility totaled $3.4 million as of December 31, 2025. The interest expense recognized related to the Revolving Facility is $3.1 million for the year ended December 31, 2025, including $2.7 million of contractual interest expense and $0.4 million in amortization of debt issuance costs.

The following table presents the Company's outstanding debt:

	For the Year Ended December 31,
Notes	2025	2024
4.50% due 2026	$184	$359
7.71% due 2029(2)	18,403	22,697
8.31% due 2031(2)	8,692	9,936
13.875% due 2028	—	136,117
Other notes	1,530	1,736
Outstanding borrowings on Revolving Credit Facility	260,000	—
Total debt	288,809	170,845
Less: Unamortized issuance costs(1)	(269)	(22,893)
Total debt, net	288,540	147,952
Less: Current portion	7,099	6,349
Long-term debt, net	$281,441	$141,603

(1) The unamortized issuance costs do not include the $3.4 million in debt issuance costs related to the Revolving Credit Facility included in other long term assets.

(2) Includes obligations related to various equipment recorded as failed sale leaseback transactions. Refer to Note 10. Leases for further detail.

The following table summarizes the future principal payments on notes payable in each of the next five years and thereafter:

2026	$7,189
2027	6,913
2028	267,078
2029	5,084
2030	1,882
Thereafter	663
Total	288,809
Less: Unamortized issuance costs(1)	(269)
Total debt, net	$288,540

(1) The unamortized issuance costs do not include the $3.4 million in debt issuance costs related to the Revolving Credit Facility included in other long term assets.

12. Commitments and Contingencies

Litigation and Claims

The Company is, and from time to time may be, a party to claims and legal proceedings arising in the normal course of business. In the opinion of management, there are no legal matters or claims likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of a possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred.

The Company does not believe that any such matters, individually or in the aggregate, will have a materially adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

The Company had $2.3 million and $19.5 million of contingent liabilities related Spaceflight, Inc. contracts as of December 31, 2025 and 2024, respectively, which are included in other non-current liabilities, less current portion in the consolidated balance sheets. Due to the resolution of certain of the underlying matters, the balance decreased by $17.2 million during the year ended December 31, 2025, and resulted in a net gain of $8.4 million recognized in the consolidated statements of net loss and comprehensive loss during the year ended December 31, 2025, after the derecognition of certain related Spaceflight contract assets.

13. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock

Redeemable Convertible Preferred Stock

On February 2, 2023, the Company entered into the Series C Purchase Agreement and on the same date, issued approximately 1.9 million shares of Series C Preferred Stock at $16.0640 per share (the “Series C Per Share Price”) for aggregate gross proceeds of approximately $30.2 million (the “Series C Initial Closing”). On March 27, 2023, the Company completed a subsequent closing (the “Series C Second Closing”) and sold an additional approximate 4.1 million shares of Series C Preferred Stock at the Series C Per Share Price for aggregate gross proceeds of approximately $66.1 million, including cash proceeds of approximately $65.3 million and a prepaid purchase credit of approximately $0.8 million to offset future payments for the Company’s purchase of hardware from one of the Company’s suppliers. On June 13, 2023, the Company completed another subsequent closing (the “Series C Third Closing”) and sold an additional approximate 3.8 million shares of Series C Preferred Stock at the Series C Per Share Price for aggregate gross proceeds of approximately $61.9 million.

On June 8, 2023, in connection with the Company’s acquisition of Spaceflight, the Company issued approximately 2.7 million shares of Series M Preferred Stock (Refer to Note 3. Business Combinations for further detail).

On June 14, 2023, the Company authorized the issuance of 0.6 million shares of the Series J Preferred Stock in connection with the execution of the Financing Agreement and issuance of the Series J Warrants (Refer to Note 11. Notes Payable for further detail). There was no Series J Preferred Stock issued and outstanding as of the years ended December 31, 2024 and December 31, 2023.

On January 12, 2024, the Company completed a subsequent closing (the “Series C Fourth Closing”) and sold an additional approximate 1.3 million shares of Series C Preferred Stock at Series C Per Share Price for aggregate gross proceeds of $21.0 million, including cash proceeds of $20.0 million and a prepaid purchase credit of $1.0 million to offset future payments for the Company’s purchase of hardware from one of the Company’s suppliers.

On February 15, 2024, the Company issued 0.1 million shares of Series M Preferred Stock at $16.0640 per share to one of the Company’s service providers as settlement for approximately $1.1 million of existing payables owed by the Company to the service provider. On March 11, 2024, the Company issued 6.0 thousand shares of Series M Preferred Stock at $16.0640 per share to another one of the Company’s service providers as settlement for approximately $0.1 million of existing payables owed by the Company to the service provider.

On October 31, 2024, the Company entered into the Series D Purchase Agreement and on the same date issued approximately 10.4 million shares of Series D-1 Preferred Stock at a purchase price of $16.9213 per share (the “Series D Per Share Price”) for aggregate gross proceeds of approximately $175.5 million (the “Series D Initial Closing”), including $25.8 million principal and accrued interests from the conversion of the Convertible Notes (refer to Note 11. Notes Payable for further detail). On November 15, 2024, the Company completed a subsequent closing (the “Series D Second Closing”) and sold an additional approximate 0.1 million shares of Series D-1 Preferred Stock at the Series D Per Share Price for aggregate gross proceeds of $1.3 million.

On March 25, 2025, the Company amended its Amended and Restated Certificate of Incorporation and the Series D Purchase Agreement. The amendment increased the number of authorized shares of Series D-1 Preferred Stock to 26.6 million and authorized the issuance of

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

up to 5.5 million shares of Series D3 Preferred Stock. The Series D-3 Preferred Stock was issued at a purchase price of $18.1504 per share and has the same economic characteristics and preferences as the Series D-1 Preferred Stock.

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

The following summarizes the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock preceding the Company’s IPO:

Liquidation Preference

Upon a liquidation, dissolution or winding up of the Company or any deemed liquidation event, out of the funds and assets of the Company available for distribution to its stockholders and in the order of the Series D Preferred Stock, Series C Preferred Stock, Series J Preferred Stock, Series B Preferred Stock, Series A Preferred Stock, Series Seed-1 Preferred Stock, Series Seed Preferred Stock and Series M Preferred Stock, each holder of the Series D Preferred Stock, Series C Preferred Stock and Series B Preferred Stock will be entitled to receive an amount in cash equal to two times the original issue price for such shares plus accrued but unpaid dividends; each holder of the Series A Preferred Stock will be entitled to receive an amount in cash equal to one and a half times the original issue price for such shares plus any declared but unpaid dividends; each holder of the Series Seed Preferred Stock and Series Seed-1 Preferred Stock will be entitled to receive an amount in cash equal to the deemed issue price for such shares plus accrued but unpaid dividends; and each holder of the Series J Preferred Stock and Series M Preferred Stock will be entitled to receive an amount in cash equal to the original issue price for such shares plus accrued but unpaid dividends.

The deemed issue price of the Series Seed Preferred Stock and Series Seed-1 Preferred Stock was $1.4590 per share and $62.4715 per share, respectively. The original issue price of the Series Seed Preferred Stock, Series Seed-1 Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series M Preferred Stock, and Series J Preferred Stock was $0.1281 per share, $6.2471 per share, $12.4888 per share, $12.7791 per share, $16.0640 per share, $16.9213 per share, $16.0640 per share, and $16.0640 per share, respectively.

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

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

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

Mandatory Conversion

Upon the closing of a Qualified IPO or a SPAC Transaction (each as defined in the Company’s Amended and Restated Certificate of Incorporation) or (1) a majority vote of the holders of the outstanding shares of the Preferred Stock on an as-converted basis, (2) a majority vote of the holders of the outstanding shares of the Series C Preferred Stock, and (3) the Requisite Series D Preferred Approval (as defined in the Company’s Amended and Restated Certificate of Incorporation), all outstanding shares of the Preferred Stock will automatically convert into shares of common stock at the then-effective conversion rate for such share. The conversion prices and rates for each series of the Preferred Stock are the same in the event of a mandatory conversion as they would be in the event of an optional conversion.

Redemption

On or after the fifth anniversary of their issuance, shares of the Series D Preferred Stock become redeemable at a price equal to the original issue price per share plus all unpaid dividends thereon, in three annual installments commencing not more than one-hundred eighty days after the Requisite Series D Preferred Approval (the “Series D Redemption Right”).

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Subject to the prior satisfaction of the Series D Redemption Right, shares of the Series C Preferred Stock were entitled to the same redemption right on or after the fifth annual anniversary of the original issue date of the Series D Preferred Stock.

The Preferred Stock was classified as mezzanine, or temporary, equity as the Preferred Stock was redeemable in the event of a deemed liquidation event. This event was not within the Company’s control as the Company’s Board of Directors was controlled by the holders of the Preferred Stock, and the Series D Preferred Stock and Series C Preferred Stock were also redeemable at the holder’s option after the fifth anniversary of the original issuance of the Series D Preferred Stock.

For the periods prior to the mandatory conversion of the Series C and Series D Preferred Stock, the Company accreted the Series D Preferred Stock and Series C Preferred Stock to their redemption value at each reporting date, which equals to their original issue price plus the accrued but unpaid dividends, as they were probable of becoming redeemable under the redemption option at the holder’s option. The Company recognized the changes in redemption in the redemption value immediately as they occurred and adjusts the carrying value to equal to the current maximum redemption value at the end of each reporting period. During the year ended December 31, 2025, the Company recorded accretion of $22.4 million and $13.2 million related to the Series D Preferred Stock and Series C Preferred Stock, respectively. During the year ended December 31, 2024, the Company recorded accretion of $13.5 million and $21.2 million, respectively, related to the Series D Preferred Stock and Series C Preferred Stock, respectively. During the year ended December 31, 2023, the Company recorded accretion of zero and $20.8 million, respectively, related to the Series D Preferred Stock and Series C Preferred Stock, respectively. The accretion is recorded as an adjustment to the additional paid-in capital in the consolidated balance sheets. The Company recognizes all other series of Preferred Stock at their issuance price, net of issuance costs, and is not currently remeasuring these series of Preferred Stock as they are neither currently redeemable nor probable of becoming redeemable.

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

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

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

The Tranche Obligations are measured at fair value both initially and subsequently with changes in fair value recognized through earnings. Upon issuance, the aggregate value of the Tranche Obligations created a discount on the Series D-1 Preferred Stock and this discount was accreted to the redemption value of the Series D-1 Preferred Stock as part of the subsequent remeasurement of the Series D-1 Preferred Stock. In March 2025, the Majority Sponsor Top-Up expired unexercised when the total amount of Series D Preferred Stock purchased by investors exceeded $250.0 million. On March 24, 2025, the RPM Call Option was terminated via amendment of the Series D Purchase Agreement. As a result, the Majority Sponsor Top-Up and RPM Call Option were derecognized from the consolidated balance sheet, with all related amounts recognized in other income, net.

14. Stock-Based Compensation

2017 Equity Incentive Plans

In October 2017, the Company adopted and approved the 2017 Stock Plan (the “2017 Plan”) under which 3.1 million shares of the Company’s common stock were originally reserved for issuance to employees, directors, and consultants. Since its inception, the Company has periodically amended the 2017 Plan to increase the number of reserved shares. In 2023, the Company twice amended the 2017 Plan to increase the number of reserved shares to a total of approximately 26.7 million. In 2024, the Company twice amended the 2017 Plan to increase the number of reserved shares by an additional total 11.3 million shares for a total of approximately 38.1 million. Under the 2017 Plan, the Company may grant stock options, restricted stock awards (“RSAs”), and RSUs. Options granted under the Plan may be either incentive stock options (“ISOs”) or stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors). Awards granted under the 2017 Plan generally vest based on service over various periods ranging from immediately to five years. Certain performance-based awards vest upon the occurrence of a qualified liquidity event (including a change in control or IPO), while some awards may accelerate vesting upon such an event. Options expire as determined by the Board of Directors but not more than ten years after the date of grant, unless the holder of an ISO owns more than 10% of the voting power in the Company, in which case the term cannot exceed five years. The Company had no shares of common stock available for issuance under the 2017 Plan, as of December 31, 2025, and 9.6 million shares of common stock available for issuance under the 2017 Plan, as of December 31, 2024.

In 2024, the Company established a Performance-Based Incentive Compensation Plan (the “2024 Plan”) that allows for the issuance of stock options, RSAs, RSUs, and cash incentives to employees, directors, and consultants. The stock based awards granted under the 2024 Plan are governed in accordance with the 2017 Plan. The 2024 Plan also includes cash incentive opportunities tied to the achievement of specific performance goals. Subsequent to its adoption, all equity-based awards were issued under the 2024 Plan, and no further awards were granted under the 2017 Plan.

2025 Omnibus Incentive Plan

In July 2025, the Board of Directors adopted, and the Company's stockholders approved, the Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes grants of stock options, stock appreciation rights, RSAs, RSUs, performance awards, other stock‑based awards, cash awards, and substitute awards. The 2025 Plan reserves 24.1 million shares of common stock, subject to annual increases beginning January 1, 2026 equal to the lesser of (i) 3% of shares outstanding or (ii) a smaller amount determined by the Board of Directors. RSUs and restricted stock granted under the 2025 Plan vest based on service, performance conditions, or both, and unvested units are typically forfeited upon termination.

Compensation cost for employee stock-based awards is based on the estimated grant date fair value and is recognized over the vesting period of the applicable award on a straight-line basis for service-based awards with graded vesting.

2025 Employee Stock Purchase Plan

In August 2025, the Board of Directors adopted, and the Company's shareholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to the Company's employees. The option purchase price will be designated by the ESPP administrator but will not be less than 85% of the fair market value of a share of the Company's common stock on the applicable enrollment date or the applicable exercise date, whichever is lower. A total of 3.2 million shares of the Company's common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each fiscal year beginning in 2026 by an amount equal to the lesser of (i) 1.0% of the shares outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

amount determined by the Company's Board of Directors; provided, however, that no more than 3.2 million shares may be issued per year in total under the ESPP.

RSUs

Subsequent to the IPO, the Company grants service-based RSUs to employees, all of which relate to the Company's common stock, under the 2025 Plan. RSUs generally expire four years from grant date. The service-based vesting condition for these awards is generally satisfied by rendering continuous service, generally for one to four years, during which time the grants will vest either with a cliff vesting period of one year and continued vesting quarterly thereafter or quarterly from the vesting commencement date. The fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to RSUs on a straight-line basis over the requisite service period.

During the year ended December 31, 2025, the Company granted RSUs to certain employees under the 2025 Plan. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs granted generally vest over the requisite service period specified in each award agreement. Unvested RSUs are forfeited upon termination of employment, unless otherwise provided under the award terms.

A summary of the Company's RSU activity for the year ended December 31, 2025 is presented below:

	RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Granted	3,940	39.01
Vested	(4)	45.00
Canceled / forfeited	(47)	44.24
Unvested as of December 31, 2025	3,889	$38.94

The total fair value of RSUs vested during the year ended December 31, 2025 was $0.3 million. Total unrecognized compensation cost related to unvested RSUs was $140.9 million, which is expected to be recognized over a weighted‑average period of 3.7 years.

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Balance, January 1, 2025	16,000	$0.91	7.60
Options granted	4,481	2.25	—
Options exercised	(2,612)	0.84	—
Options canceled	(2,504)	0.94	—
Balance, December 31, 2025	15,365	$1.31	7.44
Vested and exercisable	12,986	$1.29	7.27
Unvested	2,379	$1.43	8.37

The following weighted-average assumptions were used in the estimated grant date fair value calculations for options granted as follows:

	For the Year Ended December 31,
	2025	2024	2023
Expected term (in years)	5.8	8.2	2.0
Expected volatility	95.4%	93.7%	75.0%
Risk-free interest rate	4.0%	4.2%	4.9%
Dividend yield	0.0%	0.0%	0.0%

For performance-based stock options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

condition is considered probable of achievement. The Company records compensation cost for these options under a lattice model considering the market condition and the imputed service period for these awards.

The weighted-average grant date fair value of employee stock options granted was $1.75 per share and $0.75 per share during the years ended December 31, 2025 and 2024, respectively. Unrecognized compensation expense related to stock options, which are expected to be recognized over a weighted-average period of 2.1 years and 3.2 years, was $2.2 million and $3.4 million as of December 31, 2025 and 2024, respectively. The aggregate intrinsic value of the options outstanding was $322.9 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. The aggregate intrinsic value of the options exercisable was $273.1 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. The Company received cash proceeds of $2.2 million and $0.6 million from the exercise of stock options during the years ended December 31, 2025, and 2024, respectively.

Determination of Fair Value

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant is affected by the stock price as well as assumptions regarding several complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

Expected Term

The expected term represents the period that the stock-based awards are expected to be outstanding. The option grants qualify to be “plain vanilla”, and the Company used the simplified method to determine the expected term. The simplified method calculates the expected term as the average of the time-to-vesting and contractual life of the option.

Volatility

Since the Company has limited historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate

The risk-free rate is based on U.S. Treasury issues with remaining terms similar to the expected term on the options.

Dividend Yield

The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Stock-Based Compensation Expense

Total stock-based compensation expense related to options and RSUs was allocated to research and development and general and administrative expense as follows:

	For the Year Ended December 31,
	2025	2024	2023
Research and development	$5,741	$506	$536
Selling, general and administrative	12,099	1,335	1,076
	$17,840	$1,841	$1,612

Other Arrangements

In 2021, the Company implemented a lending program to allow directors and employees to take out loans with the Company to exercise their stock options. The lending program was discontinued in 2022 when AE Industrial purchased Firefly. As such, no new loans were entered into after 2022. The non-recourse loans are accounted for as in-substance stock options under ASC 718 such that the non-recourse loans are not recorded as notes receivable on the consolidated balance sheets, and interest earned on the loans is not recognized in the consolidated statements of net loss and comprehensive loss. Instead, the non-refundable principal and interest payments received are recorded in additional paid-in capital. The in-substance stock options will be considered substantively exercised at the time the loan is repaid. As of December 31, 2025 and 2024, the Company recognized $0.2 million, $0.8 million, respectively,

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

in non-recourse employee loans within additional paid-in capital.

In 2023 and 2024, the Company entered into three separate arrangements involving stock-based payments to non-employees whereby fully vested preferred stock was issued in exchange for certain goods and previously rendered services. The non-employee stock-based awards were classified as equity instruments, and the related cost was recognized in the same period and manner as if the Company had paid cash for the goods or services. As of December 31, 2024, $1.0 million was capitalized as a prepaid asset. As of December 31, 2025, no non-employee stock-based payments were capitalized as a prepaid asset. Separately, during the year ended 2024, a total of $1.2 million was recognized as a reduction in accounts payable. During the year ended 2025, no stock-based payments were recognized as a reduction in accounts payable.

15. Income Taxes

The components of income before taxes are as follows:

	For the Year Ended December 31,
	2025	2024	2023
United States	$(335,468)	$(231,133)	$(135,457)
International	—	—	—
Loss before income tax benefit	$(335,468)	$(231,133)	$(135,457)

Income tax expense is comprised of the following:

	For the Year Ended December 31,
Current:	2025	2024	2023
Federal	$—	$—	$—
State	64	—	4
International	—	—	—
Total current taxes	$64	$—	$4

Deferred:
Federal	$(30,617)	$—	$—
State	(6,575)	—	—
International	—	—	—
Total deferred taxes	$(37,192)	$—	$—

Income tax benefit	$(37,128)	$—	$4

On July 4, 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA introduces several significant changes, including the permanent extension and modification of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions taking effect in tax year 2025 and others phased in through 2027. There were no material impacts of this legislation to our financial statements for the year ended December 31, 2025; however, management will continue to evaluate the full impact of these legislative changes as more guidance becomes available.

The provision for income tax using statutory U.S. federal tax rate of 21% is reconciled to the Company’s effective tax rate as follows, pursuant to the disclosure requirements of ASU 2023-09:

	For the Year Ended December 31, 2025
Income tax benefit at statutory rate	$(70,448)	21%
State and local income taxes, net of federal benefit (1)	(5,143)	2%
Change in valuation allowance	23,604	(7%)
Non-taxable or non-deductible items:
Loss on derivatives	10,562	(3%)
Other	4,297	(1%)
Effective income tax rate	$(37,128)	11.0%

(1) State and local taxes in California and Colorado comprise the majority of this category.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The provision for income tax using statutory U.S. federal tax rate of 21.0% is reconciled to the Company’s effective tax rate as follows:

	For the Year Ended December 31,
	2025	2024
Income tax benefit at statutory rate	21.0%	21.0%
State income taxes	3.3%	4.5%
Tax rate change	(0.9%)	0.0%
Other	0.0%	(1.4%)
Prior year true-ups	0.6%	0.0%
Permanent items	(0.2%)	(0.5%)
Change in valuation allowance	(23.8%)	(23.6%)
Effective income tax rate	0.0%	0.0%

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09:

For the Year Ended December 31, 2025
United States - federal	$—
United States - state and local	—
Total income tax payments	$—

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes were as follows:

	For the Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$139,203	$120,090
Credits	2,875	2,875
Capitalized research costs	87,925	56,007
Intangible assets	—	3,912
Stock-based compensation	2,948	586
Deferred lease liability	4,148	4,267
Accruals and reserves	4,464	3,944
Interest limitation carryforwards	12,218	2,515
Deferred revenue	18,960	7,865
Other	650	697
Gross deferred tax assets	273,391	202,758
Valuation allowance	(227,752)	(194,556)
Total deferred tax assets	$45,639	$8,202
Deferred tax liabilities:
Right-of-use assets	(3,402)	(3,543)
Property and equipment	(8,778)	(4,659)
Intangible assets	(31,481)	—
Other	(1,978)	—
Total deferred tax liabilities	$(45,639)	$(8,202)
Net deferred tax assets	$—	$—

For the year ended December 31, 2025, the difference between the Company’s effective tax rate and the statutory rate is primarily driven by the valuation allowance established against U.S. federal and state deferred income tax assets and recognized losses on the Company's conversion of warrants to equity.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided for a full net valuation allowance.

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2025 was an increase of $33.2 million. The current year valuation allowance change includes a $37.2 million decrease recorded through the income statement as a result of deferred tax liabilities recorded in purchase accounting..

As of December 31, 2025, the Company had net operating loss carryforwards for U.S federal income tax purposes of $595.4 million, all of which have an indefinite carryforward period except for $5.2 million that will expire in 2037. Further, the Company has state net operating loss carryforwards of $240.7 million that expire on various dates starting 2039.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.

As of December 31, 2025, the Company had federal research credit carryforwards of approximately $4.8 million. The federal research credit carryforwards will begin to expire in 2037.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended December 31,
	2025	2024	2023
Balance at January 1	$2,100	$2,100	$2,100
Additions based on tax positions related to current year	—	—	—
Changes for tax positions of prior years	—	—	—
Reductions as a result of a lapse of applicable statute of limitations	—	—	—
Settlements	—	—	—
Balance at December 31	$2,100	$2,100	$2,100

The total amount of gross unrecognized tax benefits was $2.1 million as of December 31, 2025, 2024 and 2023. There were no interest and penalties as of December 31, 2025, 2024 and 2023. As of December 31, 2025, $0.2 million of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2022 for federal purposes and 2021 for state purposes, except in certain limited circumstances.

16. Related Party Transactions

Investments and Debts

The following transactions occurred between the Company and AE Industrial, which acquired the Company during 2022 and held a 36.90% equity interest in the Company as of December 31, 2025. Even though the Company is part of AE Industrial’s portfolio of companies, it is not a part of AE Industrial’s consolidated tax return and files its tax returns independently.

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

During the year ended December 31, 2025, AE Industrial purchased 0.3 million shares of the Series D-1 Preferred Stock for an aggregate purchase price of $5.0 million and received $4.5 million for services related to the issuance of Series D-4 Preferred Stock, including placement, negotiation, and closing activities pursuant to a prior agreement (Refer to Note 13. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock) for further detail.

On August 8, 2025, in connection with the Company’s IPO, the Company repaid in full the Term Loans under the Financing Agreement, $21.1 million of which was held by AE Industrial. The repayment occurred prior to the contractual maturity of the Term Loans and triggered early extinguishment fees under the Financing Agreement, including specified premium and exit fees totaling $1.8 million payable to AE Industrial (Refer to Note 11. Notes Payable for further detail).

Accounts Payable and Expenses

On August 8, 2025, the Company entered into an Amended and Restated Consulting Agreement (the “Consulting Agreement”) with AE Industrial Operating Partners, LLC (“AE Operating”), an affiliate of AE Industrial. Under the Consulting Agreement, the Company will pay AE Operating an annual fee of approximately $2.4 million for consulting and advisory services until the earlier of August 8, 2027, or the time AE Industrial beneficially owns less than 10% of the Company’s outstanding common stock. Expenses recorded under this agreement for the year ended December 31, 2025 were $1.0 million.

In addition to AE Industrial, G.S. Precision and Redwire Corporation are also related parties of the Company, as these entities are part of AE Industrial’s portfolio and share a common Board of Directors. Belcan, LLC was a related party of the Company until August 31, 2024.

The following is a summary of the Company’s related party accounts payable, and related party research and development and selling, general, and administrative expenses:

	December 31,
	2025	2024
Accounts payable:
AE Industrial	$—	$46
Redwire Corporation	330	40
	$330	$86

	For the Year Ended December 31,
	2025	2024	2023
Expenses:
AE Industrial	$1,927	$2,301	$645
G.S. Precision	233	—	—
Redwire Corporation	1,567	572	1,781
Belcan, LLC	—	543	933
	$3,727	$3,416	$3,359

In the normal course of business, the Company engages in transactions with certain vendors and customers where AE Industrial maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the years ended December 31, 2025, 2024, and 2023 transactions with other companies in AE Industrial’s investment portfolio were not material to the Company’s consolidated financial statements.

17. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each period.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, RSUs, convertible notes and stock options. For the years ended December 31, 2025, 2024, and 2023 there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive. The Company has determined that all series of Preferred Stock are participating securities under the two-class method, however,

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

holders of the Preferred Stock are not required to fund losses. Dividends have been accreted for the Company’s outstanding shares of Series C, Series D-1 and Series D-3 Preferred Stock (refer to Note 13. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock for further detail).

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	For the Year Ended December 31,
	2025	2024	2023
Numerator:
Consolidated net loss	$(298,340)	$(231,133)	$(135,457)
Less: Accretion of dividends of Series C Preferred Stock	13,240	21,224	20,814
Less: Accretion of dividends of Series D-1 Preferred Stock	21,989	13,453	—
Less: Accretion of dividends of Series D-3 Preferred Stock	394	—	—
Net loss available to common stockholders	$(333,963)	$(265,810)	$(156,271)
Denominator:
Weighted-average common shares outstanding – basic and diluted	69,204	12,819	11,977
Net loss per share attributable to common stockholders – basic and diluted	$(4.83)	$(20.74)	$(13.05)

A summary of the total number of securities excluded from diluted net loss per share that could be potentially dilutive in the future is as follows:

	For the Year Ended December 31,
	2025	2024	2023
Convertible Series Seed Preferred Stock	—	2,023	2,023
Convertible Series Seed-1 Preferred Stock	—	3,273	3,273
Convertible Series A Preferred Stock	—	6,005	6,005
Convertible Series B Preferred Stock	—	5,869	5,869
Convertible Series C Preferred Stock	—	11,159	9,852
Convertible Series M Preferred Stock	—	2,812	2,738
Series J Warrants	646	646	579
Common Warrants	—	1,045	—
Convertible Series D-1 Preferred Stock	—	10,447	—
Stock options	15,365	16,000	14,195
RSUs	3,889	—	—
Convertible Notes	—	69	—
Total	19,900	59,348	44,534

18. Segment and Geographical Information

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

Firefly Aerospace Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

The following table includes the significant expense categories and amounts that are regularly provided to the CODM:

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$159,855	$60,792	$55,235
Less:
Cost of sales	(129,189)	(72,157)	(28,635)
Compensation(1)	(121,925)	(82,628)	(71,656)
Materials and consumables(1)	(76,525)	(58,021)	(48,283)
Contractors and outside services(1)	(16,063)	(10,568)	(8,886)
Depreciation and amortization(1)	(20,511)	(12,545)	(4,707)
Interest income	18,187	2,597	2,920
Interest expense	(21,563)	(22,970)	(6,883)
Change in fair value of warrant liability	(50,295)	(1,649)	(147)
Loss on extinguishment of debt	(30,400)	—	—
Gain on settlement of contingent liabilities	8,397	—	—
Other segment items(2)	(18,308)	(33,984)	(24,415)
Consolidated net loss	$(298,340)	$(231,133)	$(135,457)

(1) Compensation, materials and consumables, contractors and outside services, and depreciation and amortization expenses presented in the above table represent operating expenses, and exclude amounts included in cost of sales.

(2) Other segment items included primarily those related to IPO and other transaction costs, building and utilities, professional and consulting services fees, software and hardware expense, and other general corporate expenses and research and development expenses.

The measure of segment assets, including goodwill, is reported on the consolidated balance sheets as total consolidated assets. Assets provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash, and there are no other significant segment assets that would require disclosure or are regularly provided to the CODM.

The Company does not recognize revenue or hold material property and equipment outside of the United States for the years ended December 31, 2025, 2024, and 2023, and as of December 31, 2025 and 2024, respectively.

19. Subsequent Events

The Company has evaluated subsequent events from December 31, 2025 through the date the financial statements were available to be issued and has determined there are no material subsequent events that require disclosure or recognition in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15(d)-15(f) of the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” as defined under the JOBS Act, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an emerging growth company.

Item 9B. Other Information.

Insider Trading Arrangements

On December 5, 2025, David Wheeler, our Senior Vice President and General Counsel, adopted a trading arrangement for the sale of securities of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Wheeler’s Rule 10b5-1 Trading Plan, which has a term of one year, provides for the sale of up to 94,361 shares of our common stock in one or more transactions at market or specified limit order prices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information with respect to our executive officers and directors as of March 19, 2026:

Name	Age	Position
Jason Kim	48	Chief Executive Officer and Director
Darren Ma	46	Chief Financial Officer
Ramon Sanchez	56	Chief Operating Officer
Shea Ferring	53	Chief Technology Officer
David Wheeler	58	General Counsel
Kirk Konert	38	Chairman of the Board
Ryan Boland	43	Director
Pamela Braden	68	Director
Christopher Emerson	53	Director
Jon Lusczakoski	35	Director
Kevin McAllister	62	Director
Marc Weiser	53	Director
Thomas Zurbuchen	57	Director

Executive Officers

Jason Kim has served as our Chief Executive Officer and as a member of our Board of Directors since October 2024. He previously served as Chief Executive Officer of Millennium Space Systems from December 2020 to September 2024 and as Vice President of Strategic Planning from September 2009 to December 2019. Mr. Kim has also held positions with Raytheon and Northrop Grumman. Mr. Kim attended the United States Air Force Academy, where he earned a BS in Electrical Engineering, and served in the United States Air Force from 1999 to 2006. Mr. Kim also earned a MS in Electrical Engineering from the U.S. Air Force Institute of Technology and an MBA from UCLA Anderson School of Management. We believe that Mr. Kim is qualified to serve as a director given his deep industry experience and his insight into our business as our Chief Executive Officer.

Darren Ma has served as our Chief Financial Officer since August 2020. Prior to that, Mr. Ma served as Chief Financial Officer and Senior Vice President of Spectra7 Microsystems from November 2017 to July 2020 and as Chief Financial Officer of GigPeak, Inc. from October 2014 to September 2017. Mr. Ma has also previously served as a business unit controller at Semtech (NASDAQ: SMTC) and a finance manager at Intel (NASDAQ: INTC). Mr. Ma received a BS in Managerial Economics from UC Davis and an MBA from the W.P. Carey School of Business at Arizona State University.

Ramon Sanchez has served as our Chief Operating Officer since December 2025. Mr. Sanchez joined us after a 25-year tenure at The Boeing Company (NYSE: BA), a global aerospace company, most recently as Senior Director of Operations for Space, Intelligence & Weapons Systems, since April 2022, and prior to that, as Senior Director of Operations for Missile & Weapon Systems and Site Leader in Huntsville, AL, from January 2021 to April 2022, and as Senior Operations Leader, Commercial Crew Transportation, at the Kennedy Space Center, from October 2017 to July 2021. Mr. Sanchez is also a U.S. Army veteran and holds a business degree from The Citadel Military Graduate College in Charleston, South Carolina.

Shea Ferring has served as our Chief Technology Officer since June 2023. Mr. Ferring has been working with us since April 2018 in several roles, including Senior Vice President of Engineering, Senior Vice President of Spacecraft, and Vice President of Mission Assurance. Prior to that, Mr. Ferring was a Co-Founder and Chief Operating Officer of M2S2-Technologies, an engineering services company, from October 2014 to April 2018. Mr. Ferring has a BS in Aerospace Engineering and a Master of Science in Aerospace and Satellite Design, both from Arizona State University.

David Wheeler has served as our General Counsel and a Senior Vice President since June 2022. Prior to that, Mr. Wheeler was in private practice at Squire Patton Boggs, a global law firm, from November 2021 to June 2022. Mr. Wheeler served Division General Counsel and Group Chief Compliance Officer at Signature Aviation plc, from August 2015 to May 2022 and Senior Counsel at GE Aerospace (NYSE: GE) from August 2010 to July 2015. Prior to that, Mr. Wheeler was a Principal at Squire, Sanders & Dempsey LLP (a predecessor to Squire Patton Boggs) from March 2003 to February 2010. Mr. Wheeler holds a BS in Business Administration from the University of Vermont and a JD from the University of Cincinnati College of Law and is a Certified Public Accountant (inactive).

Directors

Class I Directors (terms expiring at the annual meeting to be held in 2026)

Jason Kim - see the above section entitled “Executive Officers”.

Marc Weiser has served as a member of our Board of Directors since October 2024. Mr. Weiser is the Founder and Managing Director of RPM Ventures, a venture capital firm, where he has been investing since May 2000. Mr. Weiser has served on the board of directors of numerous privately held companies during that time. Mr. Weiser earned a BA in Aerospace Engineering and an MBA from the University of Michigan.

We believe that Mr. Weiser is qualified to serve as a director given his experience leading corporate strategy discussions at the board level and experience with developing and implementing strategies for growth and optimization, including partnerships, mergers and acquisitions, joint ventures, and divestitures.

Kevin McAllister has served as a member of our Board of Directors since completion of our IPO on August 8, 2025. Since June 2020, Mr. McAllister has been a Senior Operating Partner and Co-Head of the Portfolio Strategy and Optimization Group at AE Industrial Partners. Mr. McAllister currently serves on the board of directors of Embraer S.A. (NYSE: ERJ). Mr. McAllister previously served as the Chairman of the board of directors of Belcan. Prior to joining AE Industrial in June 2020, Mr. McAllister served as President and Chief Executive Officer of Boeing Commercial Airplanes from December 2016 to October 2019. Prior to that, Mr. McAllister worked at GE Aerospace (NYSE: GE) from 1989 to 2016, where he most recently served as President and Chief Executive Officer of GE Aviation Services from 2014 to 2016 and was previously Vice President and General Manager of Global Sales and Marketing from 2008 to 2014. He also held multiple leadership roles at GE Aviation across Global Customer and Product Support, Overhaul & Component Repair Operations, Lean Six Sigma, and Engineering. Mr. McAllister earned a BS in Metallurgical and Materials Engineering from the University of Pittsburgh.

We believe Mr. McAllister is qualified to serve as a director given his leadership experience in the aerospace industry.

Class II Directors (terms expiring at the annual meeting to be held in 2027)

Christopher Emerson has served as a member of our Board of Directors since September 2022. Since January 2024, Mr. Emerson has been a Senior Partner at AE Industrial Partners and was an Operating Partner from October 2022 to January 2024. Mr. Emerson currently serves as Chairman of the board of ALL.SPACE, Chairman of the board of Spirent Federal Systems, and on the board of directors of Belcan and The Atlas Group. Previously, Mr. Emerson served on the board of directors at Hidden Level Inc. from May 2022 to October 2024 and HawkEye 360 from September 2019 to November 2021. Mr. Emerson served as Chairman of the board of Airbus U.S. Space & Defense, Inc. (OTCMKTS: EADSY) from October 2021 to February 2022, Chairman of the Board and President of Airbus U.S. Space & Defense, Inc. from July 2019 to October 2021, and President of Airbus Helicopters, Inc. from June 2015 to July 2019. From 2003 to 2015, Mr. Emerson served in various roles at Airbus U.S. Space & Defense, Inc., including as Senior Vice President and Chief Financial Officer. Mr. Emerson earned a BAS in International Economics from the University of Alabama.

We believe that Mr. Emerson is qualified to serve as a director given his experience in the aerospace industry and extensive leadership experience.

Jon Lusczakoski has served as a member of our Board of Directors since completion of our IPO on August 8, 2025. Since February 2026, Mr. Lusczakoski has been a Partner at AE Industrial Partners and previously was a Principal from August 2024 to February 2026, a Vice President from August 2021 to August 2024, a Senior Associate from October 2020 to August 2021 and an Associate from August 2018 to October 2020. Mr. Lusczakoski currently serves on the board of directors of Calca Solutions and the National Security Space Association. Prior to joining AE Industrial Partners in August 2018, Mr. Lusczakoski was a Lead Engineer in the Program Development group at Williams International from June 2012 to July 2018. Mr. Lusczakoski earned a BS in Mechanical Engineering from Michigan State University and an MBA from the University of Michigan.

We believe Mr. Lusczakoski is qualified to serve as a director given his technical background.

Pamela Braden has served as a member of our Board of Directors since completion of our IPO on August 8, 2025. Since February 2022, Ms. Braden has been an Operating Partner at AE Industrial Partners. Ms. Braden currently serves on the board of directors of BigBear.ai (NYSE: BBAI) and REDLattice and previously served on the board of directors of Belcan. Prior to joining AE Industrial Partners, Ms. Braden was the Chief Executive Officer and Founder of the digital engineering services firm Gryphon Technologies from January 1998 to December 2021. Prior to that, Ms. Braden served as an executive at various government sector-focused startups. Ms. Braden earned a BA in Political Science from the University of Akron.

We believe Ms. Braden is qualified to serve as a director given her experience in the defense industry and as an executive for complex technology companies.

Class III Directors (terms expiring at the annual meeting to be held in 2028)

Kirk Konert has served as a member of our Board of Directors since March 18, 2022. Since December 2023, Mr. Konert has been a Managing Partner at AE Industrial Partners. Prior to that, Mr. Konert was a Partner at AE Industrial Partners from October 2019 to December 2021, and a Principal from August 2014 to October 2019. Mr. Konert currently serves on the board of directors of BigBear.ai (NYSE: BBAI), Calca Solutions, Redwire (NYSE: RDW), ThayerMahan, and York Space Systems (NYSE: YSS). Previously, Mr. Konert was a Senior Associate at Sun Capital Partners from July 2011 to July 2014 and was an analyst with Wells Fargo Securities’ Industrial Group from June 2009 to June 2011. Mr. Konert earned a BA in Economics at Davidson College.

We believe that Mr. Konert is qualified to serve as a director given his leadership and transactional experience.

Ryan Boland has served as a member of our Board of Directors since completion of our IPO on August 8, 2025. Since January 2024, Mr. Boland has served as Chief Executive Officer of ElementUSA Minerals and has served on their board of directors since April 2022. Mr. Boland has served on the board of directors of Lulu Snacks, Inc. since January 2025. Mr. Boland has served as the Chief Executive Officer of a private family office since December 2016. Prior to that, Mr. Boland worked at J.P Morgan from July 2005 to December 2016 in various executive roles across the Investment Bank and Private Bank departments, most recently as Executive Director of Global Investments, Private Bank. Mr. Boland earned a BS in Accounting from Villanova University.

We believe Mr. Boland is qualified to serve as a director given his financial expertise and management credentials.

Thomas Zurbuchen has served as a member of our Board of Directors since May 2025. Since June 2023, Dr. Zurbuchen has led the ETH Space initiative at ETH Zürich Space, a public university in Germany. Dr. Zurbuchen currently serves as a member of the board of advisors of Voyager Space, as a member of the board of McKinley Inc., and serves on the board of directors of the Schindler Group. Prior to that, Dr. Zurbuchen was Associate Administrator at the National Aeronautics and Space Association Science Mission Directorate from October 2016 to December 2022. Prior to that, from September 2014 to October 2016, Dr. Zurbuchen worked as a Talent Acquisition Specialist at eLab Ventures. From February 1998 to October 2016, Dr. Zurbuchen held various educational leadership positions at the University of Michigan, including as a Research Scientist from January 1998 to September 2003, as the Director of the Center for Entrepreneurship from October 2007 to August 2009, and as a professor from September 2003 to October 2016. Dr. Zurbuchen earned an MS and a PhD in physics from the University of Bern.

We believe Dr. Zurbuchen is qualified to serve as a director given his technical background and extensive leadership experience in private and public institutions.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Audit Committee

We have a separately-designated standing Audit Committee. As a newly-public company, we are currently relying on the phase-in exemptions provided under Rule 10A-3 of the Exchange Act and the Nasdaq listing standards for newly-public companies with respect to the composition of our Audit Committee, which requires at (i) least one member satisfy the independence requirements by the listing date; (ii) a majority of members satisfy the independence requirements within 90 days of the effective date of the registration statement; and (iii) all members satisfy the independence requirements within one year of the effective date of the registration statement. The Audit Committee consists of three directors: Ryan Boland (chair of the Audit Committee), Pamela Braden and Kirk Konert. Our Board of Directors has affirmatively determined that Ryan Boland and Pamela Braden satisfy the independence requirements for Audit Committee members under the listing standards of Nasdaq and Rule 10A-3 of the Exchange Act. Ryan Boland qualifies as an “audit committee financial expert” as defined under SEC rules.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics is posted on our website at www.fireflyspace.com on the Corporate Governance page of the Investor Relations section of the website. We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions applicable to any principle executive officer, principal financial officer, principal accounting officer, or other persons performing similar functions on our website.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or bona fide gift of our securities by our directors, officers, employees, and certain other individuals, such as contractors and consultants, that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K. In addition, it is our policy that any trades by us will comply with applicable law, including laws with respect to insider trading.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of 10% or more of shares of our common stock to file certain ownership reports with the SEC. To our knowledge, based on a review of the copies of such reports filed with the SEC, our records, and/or written representation by our directors and executive officers, during 2025, all such required reports were timely filed, except for (i) the Form 4 filed on March 12, 2026 by Darren Ma with respect to the 768 restricted stock units (“RSUs”) granted to him on August 24, 2025, due to administrative error and (ii) the Form 4s filed on November 26, 2025 by each of the following reporting persons with respect to RSUs granted to him on September 24, 2025: Shea Ferring, Remington Wu, Darren Ma, David Wheeler, Jason Kim, and Dan Fermon, due to administrative error.

Item 11. Executive Compensation.

The following section provides compensation information pursuant to the scaled disclosure rules applicable to “emerging growth companies” under the rules of the SEC. As an “emerging growth company,” we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for 2025 and 2024.

Named Executive Officers

For the fiscal year 2025, our named executive officers (“Named Executive Officers”) and their positions were as follows:

Name	Position
Jason Kim	Chief Executive Officer
Darren Ma	Chief Financial Officer
Ramon Sanchez	Chief Operating Officer (effective as of December 22, 2025)

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal year 2025, as well as the fiscal year 2024, where applicable.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)		Total ($)
Jason Kim	2025	488,462	500,000	(5)	36,053,338	1,134,849	—	42,866	(6)	38,219,515
Chief Executive Officer	2024	115,385	250,000		—	1,778,398	—	100,291		2,244,074
Darren Ma	2025	408,308	252,000	(5)	9,048,737	1,613,963	—	3,433	(7)	11,326,441
Chief Financial Officer	2024	383,846	—		—	16,292	175,000	6,085		581,223
Ramon Sanchez(8)	2025	13,077	175,000	(9)	11,122,197	—	—	1,635	(10)	11,311,909
Chief Operating Officer

(1) Amounts in the “Stock Awards” column reflect the aggregate grant date fair values of restricted stock units (“RSUs”) and for Mr. Sanchez, performance stock units (“PSUs”), as computed in accordance with ASC Topic 718, Compensation-Stock Compensation. Mr. Sanchez’s PSUs are valued based on the probable outcome of the performance conditions applicable to such PSUs as of the date of grant. The assumptions used in calculating the grant date fair value of the RSUs and PSUs reported in the Stock Awards column are set forth in Note 14 “Share Based Compensation” to the consolidated financial statements included in this filing. See the “Equity Incentive Compensation” section below for additional details on the RSUs and PSUs. For additional information on these awards, see the “Outstanding Equity Awards at 2025 Fiscal Year-End Table” below.

(2) The amounts reported in the “Option Awards” column represent the grant date fair value of the stock options (“Options”) granted to the applicable Named
Executive Officers during the fiscal years ended December 31, 2024 and December 21, 2025, respectively as computed in accordance with ASC Topic 718, Compensation-Stock Compensation, and for Mr. Kim, a portion of which represents $250,000 of his 2024 annual bonus. The assumptions used in calculating the grant date fair value of the Options reported in the Option Awards column are set forth in Note 14 “Share Based Compensation” to the consolidated financial statements included in this filing. See the “Equity Incentive Compensation” section below for additional details on the Options. For additional information on these awards, see the “Outstanding Equity

Awards at 2025 Fiscal Year-End Table” below.

(3) The amounts reported in the “Non-Equity Incentive Plan Compensation” column reflect bonuses paid to the Named Executive Officers under the
Firefly Aerospace, Inc. Performance-Based, Incentive Compensation Plan with respect to the fiscal years ended December 31, 2024.

(4) Amounts in the “All Other Compensation” column for the fiscal year ended December 31, 2025 include Company paid life insurance premiums for all of our Named Executive Officers ($222 for Mr. Kim, $186 for Mr. Ma, and $384 for Mr. Sanchez).

(5) Amounts represent annual bonuses paid to Messrs. Kim and Ma, which were approved by the Compensation Committee in its discretion taking into account the Company's overall performance for the fiscal year 2025.

(6) Includes discretionary tax gross up payment of $42,644 that the Company paid in connection with Mr. Kim’s relocation reimbursements, which he received in 2024 for relocating to our Cedar Park, Texas location.

(7) Includes a matching 401(k) contribution (100% of elective deferrals up to a maximum per participant per calendar year equal to 4% of the participant’s eligible compensation), which for Mr. Ma was $3,246 for the fiscal year ended December 31, 2025.

(8) Mr. Sanchez commenced employment with the Company on December 22, 2025. He was not a named executive officer for the fiscal year 2024. His salary reflects partial year of service.

(9) Represents the guaranteed annual bonus Mr. Sanchez is entitled to receive for the fiscal year ended December 31, 2025 per the terms of his employment agreement, which will be paid in cash in 2026 at the same time as the Company’s other 2025 bonuses for executives are paid.

(10) Mr. Sanchez was compensated with a $1,635 cash payment, which was based on an assumed hourly rate, for attending a Company All-Hands meeting on December 19, 2025, prior to the start of his employment.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Each of our Named Executive Officers is a party to an employment agreement with us. The employment agreements generally provide for each executive’s base salary, target bonus opportunity, certain severance benefits, reimbursement of reasonable business expenses and eligibility to participate in our benefit plans. The material terms of the employment agreements are summarized below.

Each of our Named Executive Officers entered into an Employee Proprietary Information Agreement (the “Proprietary Information Agreement”) with us in connection with their employment, which contain customary confidentiality, non-competition, non-solicitation, non-interference, assignment of inventions and conflict of interest covenants. The employment agreements provide that the period of each restrictive covenant that applies to our Named Executive Officers shall be the longer of the period set forth in the Proprietary Information Agreement or the severance period provided in the Named Executive Officer’s employment agreement.

Kim Agreement

On August 25, 2024, we entered into an employment agreement with Jason Kim (the “Kim Agreement”) to serve our Chief Executive Officer, effective as of October 1, 2024. The Kim Agreement provides for an annual base salary of $500,000, eligibility for Mr. Kim to earn an annual incentive bonus based on a target bonus opportunity equal to 100% of his base salary, an initial grant of Options and eligibility to receive annual grants of Options, reimbursement for up to $100,000 for costs and expenses incurred by Mr. Kim in connection with his relocation to the vicinity of our Cedar Park, Texas location, reimbursement of up to $2,500 for Mr. Kim’s legal fees incurred in connection with the negotiation of his employment agreement with us, and participation in standard benefit plans. The Kim Agreement also provided for a bonus in the amount of $500,000, $250,000 of which was paid in cash and $250,000 of which was paid in fully vested Options, subject in each case to Mr. Kim's employment through the applicable payment and grant date.

Ma Agreement

On March 13, 2025, we entered into an employment agreement with Darren Ma (the “Ma Agreement”), updating the terms of his employment with us. The Ma Agreement provides for an annual base salary of $420,000, eligibility for Mr. Ma to earn an annual incentive bonus based on a target bonus opportunity equal to 60% of his base salary, eligibility to receive annual grants of Options, eligibility for reimbursement of up to $2,500 for Mr. Ma’s legal fees incurred in connection with the negotiation of his employment agreement with us, and participation in standard benefit plans.

Sanchez Agreement

On December 9, 2025, we entered into an employment agreement with Ramon Sanchez (the “Sanchez Agreement”) to serve as our Chief Operating Officer, effective as of December 22, 2025. The Sanchez Agreement provides for an annual base salary of $425,000 and eligibility for Mr. Sanchez to earn an annual incentive bonus based on a target bonus opportunity equal to 50% of his base salary, reimbursement of up to $2,500 for Mr. Sanchez's legal fees incurred in connection with the negotiation of his employment agreement with us, and participation in standard benefit plans. Additionally, Mr. Sanchez, received a guaranteed $175,000 bonus for the fiscal year ended December 31, 2025, a $42,000 cash sign-on bonus, payable by us within 30 days of Mr. Sanchez's start date, and a relocation allowance of $50,000 which sign-on bonus and relocation allowance are subject to repayment by Mr. Sanchez in the event of the termination of his employment for any reason prior to December 22, 2026.

The Sanchez Agreement further provides that, subject in each case to the terms of our 2025 Omnibus Incentive Plan (the “2025 Plan”) and the associated award agreement, Mr. Sanchez will be granted: (a) RSUs vesting over a three-year period, with one-third of the award vesting on the first anniversary of the grant date and thereafter in equal quarterly installments, and (b) PSUs vesting, if and to the extent certain operational goals and milestones are met during three separate one-year measurement periods, in each case generally subject to Mr. Sanchez's continued employment through the applicable vesting date, except as otherwise set forth in the applicable award agreement.

Base Salary

The base salaries of our Named Executive Officers are set forth in their respective employment agreements. Mr. Kim’s base salary is subject to review by our Board of Directors for increases, but not decreases, no less frequently than annually. For the fiscal year ended December 31, 2025, Mr. Kim’s base salary was $500,000, Mr. Ma’s base salary was $420,000, and Mr. Sanchez's base salary was $425,000.

Annual Bonus Plan

We maintain the Firefly Aerospace Inc. Performance-Based, Incentive Compensation Plan (the “Annual Bonus Plan”) which sets the framework for annual performance-based bonuses. For fiscal year 2025, the Compensation Committee (and the Board of Directors, with respect to Mr. Kim) did not pre-establish performance metrics for the year, but rather determined bonuses for Messrs. Kim and Ma at the end of the year based on overall Company and individual performance. Such 2025 annual bonuses were approved to pay out at target. For future years we anticipate that the Compensation Committee will pre-establish metrics under the Annual Bonus Plan for the applicable fiscal year. Mr. Sanchez was awarded a guaranteed bonus of $175,000 for fiscal year 2025, consistent with the term of the Sanchez Agreement.

Equity Incentive Compensation

2017 Equity Incentive Plan

Under the Amended and Restated Firefly Aerospace, Inc. 2017 Plan (the “2017 Plan”), our Board of Directors or a committee thereof had been able to grant awards to our employees, consultants, and directors in the form of non-qualified stock options, incentive stock options, restricted stock awards and RSUs.

Each of Messrs. Kim and Ma received grants of Options in 2024 and 2025 as part of their annual equity and incentive compensation pursuant to the 2017 Plan, the Kim Agreement and applicable stock option agreements. All of these Options fully vested in accordance with their terms in connection with our IPO.

2025 Omnibus Incentive Plan

Under the 2025 Plan, our employees, consultants and directors and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalents, other stock-based awards, other cash-based awards, substitute awards, and performance awards intended to align the interests of participants with those of our stockholders. In 2025, each of our Named Executive Officers received a grant of RSUs and Options and, for Mr. Sanchez, PSUs, under the 2025 Plan. The RSUs vest as follows: (i) one-third on the one-year anniversary of the grant date, and (ii) 1/12 quarterly thereafter (such that the RSUs will be fully vested at the third anniversary of the grant date), subject in each case to the Named Executive Officer's continued employment through the respective vesting date. Mr. Sanchez's PSUs vest when certain operational goals and milestones are met during three separate one-year measurement periods, in each case generally subject to Mr. Sanchez's continued employment through the applicable vesting date, except as otherwise set forth in the applicable award agreement.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2025:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Jason Kim	10/24/2024(4)	2,240,467	—	0.9112	10/23/2034	—	—
	5/6/2025(4)	631,740	—	2.3106	5/5/2035	—	—
	9/24/2025(5)	—	—	—	—	888,889	19,884,447
Darren Ma	10/28/2020(4)	54,286	—	0.4231	8/25/2030	—	—
	1/8/2021(4)	33,233	—	0.4882	1/7/2031	—	—
	7/21/2021(4)	61,247	—	1.0089	7/20/2031	—	—
	7/21/2021(4)	107,547	—	1.0089	7/20/2031	—	—
	2/17/2022(4)	46,092	—	1.0089	2/16/2032	—	—
	6/17/2022(4)	47,244	—	0.8787	6/16/2032	—	—
	6/17/2022(4)	153,639	—	0.8787	6/16/2032	—	—
	6/20/2024(4)	23,046	—	0.8136	6/19/2034	—	—
	5/6/2025(4)	898,450	—	2.3106	5/5/2035	—	—
	8/24/2025(6)	—	—	—	—	768	17,180
	9/24/2025(5)	—	—	—	—	222,222	4,971,106
Ramon Sanchez	12/22/2025(6)	—	—	—	—	100,000	2,237,000
	12/22/2025(7)	—	—	—	—	228,833	5,118,994

(1) Amount reflects all previous reverse stock splits effected prior to our IPO.

(2) This column represents the fair market value of a share of our common stock on the date of the grant, as determined by the administrator of the 2017 Plan.

(3) This column represents the fair market value of the shares underlying the RSUs or PSUs as of December 31, 2025, based on the closing price of our common stock, as reported on Nasdaq, of $22.37 on December 31, 2025.

(4) Amount reflects shares of our common stock subject to an Option granted pursuant to the terms of the 2017 Plan and a stock option agreement thereunder. The Options are fully vested.

(5) The RSUs vest in four installments on each of September 16, 2026, 2027, 2028, and 2029, subject to Messrs. Kim and Ma's, as applicable, continued employment through the respective vesting date.

(6) The RSUs vest as to (i) one-third on the one-year anniversary of the grant date, and (ii) 1/12 quarterly thereafter (such that the RSUs will be fully vested at the third anniversary of the grant date), subject in each case to continued employment through the respective vesting date.

(7) PSUs vest when certain operational goals and milestones are met during three separate one-year performance periods, in each case generally subject to Mr. Sanchez's continued employment through the applicable vesting date, except as otherwise set forth in the applicable award agreement.

Additional Narrative Disclosure

Retirement Plans

We currently provide broad-based health and welfare benefits that are available to our full-time employees, including our Named Executive Officers, including health, life, vision, and dental insurance. In addition, we currently make available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees (including our Named Executive Officers) may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. We match 100% of elective deferrals up to a maximum per participant per calendar year equal to 4% of the participant’s eligible compensation. Matching contributions to our 401(k) plan are 100% vested. All contributions under our 401(k) plan are subject to certain annual dollar limitations in accordance with applicable laws, which are periodically adjusted for changes in the cost of living. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

Severance Benefits under the Employment Agreements

As of December 31, 2025, Messrs. Kim and Ma are entitled to certain severance payments and benefits pursuant to their respective employment agreements in the event we terminate him without Cause or he resigns with Good Reason, subject to each of their execution and non-revocation of a general release of claims in favor of us, consisting of the following severance: (i) nine months (for Mr. Ma) or 12 months (for Mr. Kim) of his then-current base salary, (ii) an amount equal to the cost of nine months (for Mr. Ma) or 12 months (for Mr. Kim) of the employee portion of associated COBRA premiums, (iii) a pro-rated Annual Bonus for the year of termination if such termination occurred in the second half of the fiscal year, based on projected actual performance through the date of termination, and (iv) any then-outstanding Options subject to time-based vesting will remain outstanding and have the opportunity to vest for nine months (for Mr. Ma) or 12 months (for Mr. Kim) following such termination of employment. To the extent unpaid as of the date of termination of employment, Mr. Ma will also be entitled to the prior year Annual Bonus. Such severance will be paid in a lump sum no later than 60 days following the applicable termination of employment.

The Kim Agreement and the Ma Agreement also provide that, upon a Liquidity Event (which included our IPO) where he is employed, any Options subject solely to time-based vesting shall become fully vested and exercisable, provided, that, any shares issued in respect of such accelerated Options shall be “Restricted Shares.” If he does not elect a method of exercise in connection with such Liquidity Event, he will be deemed to have selected the Net-Exercise method. The clawback on the Restricted Shares generally lapses with respect to 50% of the Restricted Shares on the six-month anniversary of the Liquidity Event, 25% of the Restricted Shares on the nine-month anniversary of the Liquidity Event, and 25% of the Restricted Shares in equal monthly amounts (8.34% per month) at the end of each tenth-, eleventh- and twelfth-month anniversaries of the Liquidity Event. Any Restricted Shares still subject to clawback in the event he terminates his employment other than for Good Reason any time during the 12-month period following the Liquidity Event shall be forfeited. For purposes of the Kim Agreement and the Ma Agreement, “Liquidity Event” means (i) Change of Control (as defined in the 2017 Plan), or (ii) an initial public offering (including via a merger with a special purpose acquisition company or similar). In connection with our IPO, we amended the Kim Agreement and the Ma Agreement to remove the automatic Net-Exercise such that the Options held by Messrs. Kim and Ma remain outstanding and exercisable at any time in accordance with their terms until the expiration date of the Options.

Under the Kim Agreement and the Ma Agreement, “Cause” generally means (i) conduct amounting to fraud against us or any of our subsidiaries or affiliates; (ii) intentional misconduct, repeated refusal to follow our reasonable and lawful directions or material breach of the employment agreement or any document referenced therein, provided we notify the applicable individual of the acts deemed to constitute such intentional misconduct, repeated refusal or material breach in writing and he fails to correct such acts (or begin such action as may be necessary to correct such acts and thereafter fails to diligently pursue the completion thereof) within ten business days after written notice has been given; (iii) violation of our material policies that causes or has demonstrated a substantial likelihood to cause material financial or reputational harm to us; or (iv) conviction or plea of guilty or nolo contendere to a felony (other than one arising from the operation of a motor vehicle or resulting from actions taken (or not taken) by such individual in reasonable, good faith in his capacity as our employee or officer).

Severance Benefits under the Executive Severance Plan

On February 25, 2026, our Compensation Committee adopted and approved the Firefly Aerospace Inc. Executive Severance Plan (the “Severance Plan”). Our Named Executive Officers will be eligible to participate in the Severance Plan, subject to their execution of a participation agreement. Severance and other benefits provided for under the Severance Plan are not intended to duplicate any severance benefits provided under a Named Executive Officer’s employment agreement.

The Severance Plan would provide the following severance in the event a participant’s employment with the Company is terminated by the Company without cause other than due to death or disability, or in the event of the participant’s resignation for good reason (each, a “Qualifying Termination”), provided that the participant has completed at least one full year of continuous service as of the termination date and subject to the execution and non-revocation of a general release of claims in favor of the Company:

•
a lump sum amount equal to the participant’s annual base salary;
•
a lump sum bonus payment equal to: (i) in the case of Mr. Kim, the target annual bonus in effect for the year of such termination, and (ii) in the case of other Named Executive Officers, a prorated target annual bonus (if the Qualifying Termination occurs prior to or on June 30), or a prorated annual bonus in effect for the year which includes the termination date based on actual performance achieved prior to, and prorated through, the termination date (if the Qualifying Termination occurs after June 30); and
•
a lump sum amount for the difference between the amount the participant pays to effect and continue healthcare coverage under COBRA and the employee contribution amount (the “COBRA Benefit”) for up to one year.

In the event the participant’s Qualifying Termination occurs during the 24-month period following a Change in Control (as defined in the 2025 Plan) (the “Change in Control Protection Period”) then, subject to the execution and non-revocation of a general release of claims in favor of the Company, a participant would receive the following enhanced severance:

•
a lump sum amount equal to: (i) in the case of Mr. Kim, two times his annual base salary, and (ii) in the case of other Named Executive Officers, one times their annual base salary;
•
a lump sum bonus payment equal to: (i) in the case of Mr. Kim, two times his target annual bonus, and (ii) in the case of other Named Executive Officers, one times their target annual bonus; and
•
a lump sum amount equal to the total amount of the COBRA Benefit for: (i) in the case of Mr. Kim, up to two years, and (ii) in the case of other Named Executive Officers, up to one year.

The Severance Plan also provides that if a participant’s employment with the Company terminates due to his retirement, death or disability then, subject to the execution and non-revocation of a general release of claims in favor of the Company, the participant (or his estate, as applicable) will be entitled to receive a lump sum payment equal to (i) the participant’s annual base salary, (ii) a prorated target annual bonus (if the termination date occurs prior to or on June 30) or a prorated annual bonus based on actual performance achieved prior to, and prorated through, the termination date (if the termination date occurs after June 30), and (iii) the COBRA Benefit for one year.

The Severance Plan further provides for the acceleration of the vesting of equity awards in the event of a participant’s Qualifying Termination that occurs outside of a Change in Control Protection Period or termination of employment due to retirement, death or disability, with the vesting of time-based RSUs generally accelerating for a one-year period and PSUs continuing to vest, on a prorated basis, based on actual performance. In the event of a participant’s Qualifying Termination that occurs during a Change in Control Protection Period or his death, all then-unvested time-based and performance-based equity awards will immediately vest.

The Severance Plan provides for a “best-net” cutback in the event any payment to which the participant is entitled thereunder constitutes a “parachute payment” under Section 280G of the Internal Revenue Code.

Director Compensation Table

The following table presents the total compensation to our non-employee directors for the fiscal year ended December 31, 2025. Mr. Kim does not receive additional compensation for serving as a director (see the Summary Compensation Table above for information in relation to his compensation for the fiscal year 2025).

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(6)(7)	Total ($)
Kirk Konert(1)	104,946	—	104,946
Marc Weiser(1)	39,946	—	39,946
Christopher Emerson(2)	69,973	—	69,973
Thomas Zurbuchen(3)	86,708	10,835	97,543
Pamela Braden(4)	39,946	—	39,946
Kevin McAllister(4)	54,946	—	54,946
Jon Lusczakoski(4)	39,946	—	39,946
Ryan Boland(4)	59,946	—	59,946
Jed McCaleb(5)	—	—	—
Thomas Markusic(5)	—	—	—

(1) Messrs. Konert and Weiser were appointed to our Board of Directors in March 2022 and October 2024, respectively, but did not receive any compensation for service prior to our IPO. Fees reported for them reflect partial years of service for the fiscal year 2025.

(2) Mr. Emerson was appointed to our Board of Directors in September 2022. Fees reported for him reflect compensation of $30,027 (for a partial year of service prior to our IPO) and $39,946 (for a partial year of service following our IPO).

(3) Dr. Zurbuchen was appointed to our Board of Directors in May 2025. Fees reported for him reflect compensation of $46,762 (for a partial year of service prior to our IPO) and $39,946 (for a partial year of service following our IPO).

(4) Ms. Braden and Messrs. McAllister, Lusczakoski, and Boland were appointed to our Board of Directors in connection with our IPO in August 2025. Fees reported for them reflect partial years of service.

(5) Messrs. McCaleb and Markusic resigned from our Board of Directors in connection with our IPO. They did not receive any compensation for their service.

(6) The amount shown represents the grant date fair value of Options granted under the 2017 Plan as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The assumptions used in calculating the grant date fair value of the Options are set forth in Note 14 “Share Based Compensation” to the consolidated financial statements included in this filing.

(7) The following table reflects the aggregate number of Options held by each non-employee director at the end of the fiscal year 2025 (those non-employee directors who are not listed in the table did not hold any Options at the end of the fiscal year 2025):

Name	Aggregate Number of Option Awards Outstanding at Fiscal Year End(1)
Christopher Emerson	15,364
Thomas Zurbuchen	6,146
Thomas Markusic	5,008,700

(1) Number of option awards reflects all previous reverse stock splits effected prior to our IPO.

Narrative Disclosure to Director Compensation Table

Prior to our IPO, the fees for certain non-employee directors in 2025 consisted of an annual cash retainer equal to $50,000 (with respect to Mr. Emerson) and $175,000 (with respect to Dr. Zurbuchen). Certain of our directors also received grants of Options, which vest in full on the first anniversary of the applicable vesting commencement date.

Non-Employee Director Compensation Program

Following our IPO, we adopted a non-employee director compensation program, whereby each of our non-employee directors receives an annual director fee, currently equal to $100,000, payable in equal quarterly installments, with the Board chair receiving an additional $50,000. Committee chairs also receive additional annual cash retainers as follows: the Audit Committee chair receives $20,000, the Compensation Committee chair receives $15,000 and the Nominating and Corporate Governance Committee chair receives $15,000. In addition, promptly following each annual meeting, each non-employee director will receive a grant of restricted shares of common stock in an aggregate amount of $150,000, calculated based on the closing price of our common stock on the date of the grant, and the restricted shares vest one year from the date of the grant. In addition, each director is reimbursed for out-of-pocket expenses in connection with his or her services.

Clawback Policy

In accordance with the requirements of the Dodd-Frank Act, final SEC rules, and applicable listing standards, our Board of Directors adopted a compensation recovery policy (the “Clawback Policy”). The Clawback Policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer or employee deemed to be covered by the policy during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that such executive officer or employee would have received had the financial results been properly reported.

Granting of Equity Awards

Because we have no current intention to grant Options (and further, have not done so since our IPO), we do not have a policy or practice regarding option grant timing. Our Board and the Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity grants. We do not have a policy or practice to time equity grants based on the release of material non-public information.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves on the board of directors or compensation committee of another public company that has an executive officer that serves on our Board of Directors or Compensation Committee. No member of our Board of Directors is an executive officer of another public company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our compensation plans as of December 31, 2025 (in thousands, except per share amounts):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2017 Plan	15,365	$1.31	—
2025 Plan	3,889	—	20,221
ESPP	—	—	3,215
Equity compensation plans not approved by security holders	—	—	—
Total	19,254	$1.31	23,436

(1) Represents shares of our common stock available for issuance which include Options, PSUs, and RSUs. PSUs are not taken into account in column (b).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of February 28, 2026 for the following individuals or groups:

•
each of our directors;
•
each of our Named Executive Officers;
•
all of our directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

The percentage ownership information shown in the table prior to this offering is based upon 159,859,606 shares of our common stock outstanding as of February 28, 2026. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Under these rules, more than one person may be deemed beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 29, 2026, which is 60 days after February 28, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Firefly Aerospace, 1320 Arrow Point Drive #109, Cedar Park, TX 78613.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent
Jason Kim(1)	2,872,207	1.8%
Darren Ma(2)	1,436,108	*
Ramon Sanchez	—	*
Kirk Konert	3,333	*
Marc Weiser	4,045,252	2.5%
Christopher Emerson(3)	15,364	*
Thomas Zurbuchen(4)	6,946	*
Pamela Braden	24,252	*
Kevin McAllister	—	*
Jon Lusczakoski	2,222	*
Ryan Boland(5)	2,870,155	1.8%
Directors and executive officers as a group (13 individuals)	12,719,829	7.7%
5% or Greater Stockholders:
Entities affiliated with AE Industrial Partners(6)(7)	58,805,752	35.6%
Astera Institute(8)	13,081,389	7.9%
Thomas Markusic(9)	12,487,089	7.6%

* Represents beneficial ownership of less than 1%.

(1) Consists of shares of common stock issuable pursuant to options held directly by Mr. Kim.

(2) Consists of (i) 1,424,784 shares of common stock issuable pursuant to options held directly by Mr. Ma and (ii) 11,324 shares of common stock held directly by Mr. Ma.

(3) Consists of shares of common stock issuable pursuant to options held directly by Mr. Emerson.

(4) Consists of (i) 6,146 shares of common stock issuable pursuant to options held directly by Dr. Zurbuchen and (ii) 800 shares of common stock held directly by Dr. Zurbuchen.

(5) Consists of shares of common stock held by entities beneficially owned by Mr. Boland.

(6) Consists of (i) 38,215,447 shares of common stock held by Glow NS Holdings, LLC, (ii) 4,695,184 shares of common stock held by Glow B Holdings, LLC, (iii) 7,924,721 shares of common stock held by Glow C Holdings, LLC, (iv) 7,217,573 shares of common stock held by Glow D Holdings, LLC, (v) 652,502 shares of common stock held by AE Co-Investment Partners Fund III-F, LP, and (vi) 100,320 shares of common stock issuable upon the exercise of warrants held by AE Industrial Partners Structured Solutions I, LP.

(7) Glow NS Holdings, LLC is controlled by Glow NS Intermediate Holdings, LLC, its sole member. Glow B Holdings, LLC and Glow NS Intermediate Holdings LLC are controlled by Glow Aggregator, LLC as each entity’s sole member. Glow Aggregator, LLC is controlled by AE Industrial Partners Fund II, L.P. as managing member. AE Industrial Partners Fund II, L.P. is controlled by AE Industrial Partners Fund II GP, LP (“AE Fund II GP”), its general partner. Glow C Holdings, LLC, and Glow D Holdings, LLC are controlled by AE Industrial Partners Fund III, LP. as managing member. AE Co-Investment Partners Fund III-F, LP and AE Industrial Partners Fund III, LP. are controlled by AE Industrial Partners Fund III GP, LP (“AE Fund III GP”), as each entity’s general partner. AE Industrial Partners Structured Solutions I, LP is controlled by AE Industrial Partners Structured Solutions I GP, LP (“AE Solutions GP”), its general partner. AE Fund II GP, AE Fund III GP, and AE Solutions GP are each managed by each entity’s respective general partner, AeroEquity GP, LLC. AeroEquity GP, LLC is controlled by its managing members, Michael Greene and David Rowe. Messrs. Greene and Rowe make all voting and investment decisions with respect to the securities held by AE Industrial Partners. Each of the entities and individuals named above disclaims beneficial ownership of the securities held by AE Industrial Partners, except to the extent of its pecuniary interest therein. The business address of each of the foregoing entities and persons is 6700 Broken Sound Pkwy NW, Boca Raton, FL 33487.

(8) Based on the Schedule 13G filed by Astera Institute and Jed McCaleb on November 10, 2025. The business address of each of the foregoing persons is 1351 Ocean Ave, Emeryville, CA 94608.

(9) Includes 5,008,700 shares of common stock issuable pursuant to an option held directly by Mr. Markusic.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

We have adopted formal written procedures for the review, approval, or ratification of transactions with related persons, or the Related Persons Transaction Policy. The Related Persons Transaction Policy provides that the Audit Committee of our Board of Directors is charged with reviewing for approval or ratification all transactions with “related persons” (as defined in paragraph (a) of Item 404 of Regulation S-K) that are brought to the Audit Committee’s attention. This policy took effect on August 8, 2025 upon the effectiveness of our certificate of incorporation in connection with our IPO.

Related Person Transactions

Other than compensation arrangements for our directors and Named Executive Officers, the below is a description of each transaction since January 1, 2025, to which we were a participant or will be a participant, in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Directed Share Program

In connection with our initial public offering, the underwriters were instructed to reserve up to 5% of the shares of common stock, at the initial public offering price, to certain individuals associated with us and AE Industrial Partners. Among the participants in the directed share program were directors Kirk Konert and Pamela Braden, who purchased 3,333 and 8,888 shares of common stock respectively, for an aggregate purchase price of $149,985 and $399,960 respectively.

Series D Preferred Stock Financing

During the year ended December 31, 2025, we sold an aggregate of 10.4 million shares of our Series D-1 Preferred Stock at a purchase price of $16.9213 per share for an aggregate purchase price of $176 million, 550 thousand shares of our Series D-3 Preferred Stock at a purchase price of $18.1504 per share for an aggregate purchase price of $10 million, and 2.8 million shares of our Series D-4 Preferred Stock at a purchase price of $20.8896 per share for an aggregate purchase price of $58.7 million.

The following table summarizes purchases of our Series D-1 Preferred Stock by entities affiliated with AE Industrial Partners or directors Ryan Boland or Marc Weiser:

Affiliated With	Stockholder	Shares of Series D-1 Preferred Stock	Total Purchase Price
AE Industrial Partners	AE Co-Investment Partners Fund III-F, LP (January 31, 2025)	295,486	$5,000,000
Ryan Boland	Mars Technology Holdings LLC (January 31, 2025)	66,484	$1,125,000
Ryan Boland	Mars Technology Holdings LLC (February 21, 2025)	168,427	$2,850,000
Marc Weiser	BGW Ventures IV, LP (February 27, 2025)	996,894	$16,868,691

In March 2025, the RPM call option, which granted one of its investors of the Series D-1 Preferred Stock, who is an entity affiliated with Marc Weiser, an option but not an obligation to purchase up to 1.8 million shares of Series D-1 Preferred Stock, was terminated.

Registration Rights

In connection with the completion of our IPO, we entered into a Registration Rights Agreement with certain holders of our common stock, including the Sponsor Investors (as defined in the Registration Rights Agreement), pursuant to which, among other things, certain holders of our common stock are entitled to rights with respect to the registration of their shares described below. The registration of shares of our common stock pursuant to the exercise of registration rights enables holders to sell these shares without restriction under the Securities Act when the registration statement is declared effective. With the exception of underwriting discounts, commissions, and certain other expenses, we will pay all expenses related to any demand or piggyback registration described below, subject to reasonable fees and disbursements of one counsel for the selling holders.

The registration rights described below will expire upon the earliest to occur of: (i) three years after the completion of our IPO or (ii) as to a given holder of registration rights, the date after the completion of our IPO when such holder of registration rights can sell all of such holder’s registrable securities during any three-month period pursuant to Rule 144 promulgated under the Securities Act or upon such holder becoming subject to certain sanctions.

Demand Registration Rights

The holders of registrable securities are entitled to certain demand registration rights. At any time after we receive a request (i) from the Sponsor Investors with respect to outstanding registrable securities of such holder with an anticipated aggregate offering price, net of selling expenses, of at least $15 million or (ii) 270 days following the effective date of the registration statement, Astera (as defined in the Registration Rights Agreement) requests that we prepare and file a registration statement on Form S-1 under the Securities Act covering the registration of the registrable securities, so long as the anticipated aggregate offering price to the public, net of underwriters’ discounts, selling commissions, and certain taxes and other fees, is at least $15 million, we will promptly (subject to the notice periods set forth in the Registration Rights Agreement) file a Form S-1 registration statement under the Securities Act covering all registrable securities that the initiating holders requested to be registered and any additional registrable securities requested to be included in such registration by any other holders.

We are not obligated to effect, or to take any action to effect, any registration statement on Form S-1 pursuant to a demand request in certain circumstances if it is determined by us, subject to certain conditions set forth in the Registration Rights Agreement, that such registration would be materially detrimental to us and our stockholders and filing should be deferred.

At any time after we are eligible to file a registration statement on Form S-3 under the Securities Act, and subject to the limitations and conditions set forth in the Registration Rights Agreement, Sponsor Investors or Astera may make a request that we prepare and file a registration statement on Form S-3 covering their shares, so long as the anticipated aggregate price to the public, net of the underwriters’ discounts, selling commissions and certain taxes and other fees, is at least $5,000,000. We will prepare and file the Form S-3 registration statement as requested, unless, as determined by us and subject to certain conditions set forth in the Registration Rights Agreement, such registration would be materially detrimental to us and our stockholders and filing should be deferred. We may defer only once in any 12-month period, and such deferral shall not exceed 90 days after receipt of the request for the demand registration.

Further, we are not obligated to effect, or to take any action to effect, any registration statement on Form S-3 pursuant to a demand request during the period that is 60 days before our good faith estimate of the date of filing of, and ending on a date that is 180 days after the effective date of, a Company-initiated registration, subject to certain conditions.

Piggyback Registration Rights

Subject to certain specified exceptions, if we propose to register any of our securities under the Securities Act either for our own account or for the account of other stockholders, the holders of shares having registration rights are entitled to notice and certain “piggyback” registration rights allowing them to include their shares in our registration statement. These registration rights are subject to specified conditions and limitations, including the right of the underwriters, in their sole discretion, to limit the number of shares included in any such offering under certain circumstances.

Relationship with AE Operating and Affiliates of AE Industrial Partners

On March 22, 2022, we and AE Industrial Operating Partners, LLC (“AE Operating”), an affiliate of AE Industrial Partners, entered into an agreement for consulting services provided related to our operations. Pursuant to this agreement and certain work orders between us and each of Redwire Space, Inc. and Belcan LLC, each an affiliate of AE Industrial Partners, we have (a) utilized AE Operating, the operating and consulting arm of AE Industrial Partners, for consulting services and executive recruitment, (b) reimbursed AE Industrial Partners for expenses related to participation by our employees in AE Industrial Partners sponsored events, (c) paid to AE Industrial Partners and AE Operating related fees and expenses, and (d) paid certain companies controlled by AE Industrial Partners for goods and services provided to us. We paid (i) $1.9 million for 2025 in connection with services provided by AE Industrial Partners, AE and AE Operating and (ii) $0.2 million in 2025 in connection with payment for goods and services provided by AE Industrial Partners’ portfolio companies. In connection with the completion of our IPO, we entered into an amended and restated consulting services agreement with AE Operating, pursuant to which we will pay AE Operating an annual fee of approximately $2.4 million for consulting and advisory services until the earlier of: (i) two years following the completion of our initial public offering or (ii) the time AE Industrial Partners beneficially owns less than 10% of our outstanding common stock.

Director Nomination Agreement and Voting Proxies

In connection with our IPO, we entered into a director nomination agreement (the “Director Nomination Agreement”) with the Investor Group that provides AE Industrial Partners, as representative of the Investor Group, with the right to designate nominees to our Board of Directors, subject to certain conditions. The Director Nomination Agreement provides the Investor Group the right to designate (i) 55% of the total number of directors comprising our Board of Directors (the “Total Number of Directors”) as nominees for election to our Board of Director for so long as the Investor Group beneficially owns, in the aggregate, 40% or more of the total number of shares of our common stock beneficially owned by the Investor Group upon completion of our IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization (the “Original Amount”); (ii) 40% of the Total Number of Directors for election to our Board of Directors for so long as the Investor Group beneficially owns at least 30% and less than 40% of the Original Amount; (iii) 30% of the Total Number of Directors for election to our Board of Directors for so long as the Investor Group beneficially owns at least 20% and less than 30% of the Original Amount; (iv) 20% of the Total Number of Directors for election to our Board of Directors for so long as the Investor Group beneficially owns at least 10% and less than 20% of the Original Amount and (iv) one nominee for election to our Board of Directors for so long as the Investor Group beneficially owns at least 5% of the Original Amount. In each case, any applicable nominee nominated pursuant to the Director Nomination Agreement must comply with applicable law and stock exchange rules. The Investor Group includes certain entities controlled by Marc Weiser, a member of our Board of Directors, and Thomas Markusic, a former director.

Term Loan Facility

In connection with our entry into the Original Credit Agreement, AE Industrial Partners acquired approximately $21.1 million of our Term Loan Facility through an affiliated entity. During the year ended December 31, 2025, we used approximately $136.5 million of our net proceeds from our IPO to repay in full the Term Loan Facility. As a result, AE Industrial Partners received $21.1 million of net proceeds in connection with such repayment.

Thomas Markusic Stock Option Loan

In April 2021, we entered into two stock option loan agreements (together, the “Markusic Option Loans”), with Thomas Markusic, pursuant to which we loaned to Mr. Markusic an aggregate of $1,458,299, due by the date of Mr. Markusic’s separation from us. The Markusic Option Loans were entered into in connection with the exercise of stock options for the purchase an aggregate of 10,396,003 shares of our common stock. The current balance of the loan is $0.2 million as of December 31, 2025.

Director Independence

Pursuant to the corporate governance standards of Nasdaq, a director employed by us cannot be deemed an “independent director,” and each other director will qualify as “independent” only if our Board of Directors affirmatively determines that he has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. The fact that a director may own our capital stock is not, by itself, considered a material relationship. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board of Directors has determined that each of Pamela Braden, Ryan Boland, Marc Weiser, and Thomas Zurbuchen are independent in accordance with Nasdaq rules.

In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Related Person Transactions.”

Item 14. Principal Accounting Fees and Services.

Grant Thornton LLP (PCAOB ID No. 248) has served as our independent registered public accounting firm since 2022. The following table sets forth the aggregate fees billed for various professional services rendered by Grant Thornton LLP for the fiscal years ended December 31, 2025 and 2024 (in thousands).

	For the Fiscal Year Ended December 31,
	2025	2024
Audit fees(1)	$2,146	$470
Tax fees(2)	172	49
All other fees(3)	—	—
Total fees	$2,318	$519

(1) Represents the aggregate fees billed for the annual audit of financial statements, reviews of quarterly financial statements, and professional services rendered in connection with our Registration Statement on Form S-1 related to our IPO.

(2) Represents the aggregate fees billed for tax compliance, tax advice, and tax planning.

(3) Represents fees for all other products and services that are not reported above.

Audit Committee Pre-Approval of Audit and Non-Audit Services

All of the services listed in the above table were approved by the Board of Directors prior to the adoption of the charter of the Audit Committee, which occurred in connection with the completion of the IPO. Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our Audit Committee is responsible for the appointment, compensation, review and oversight of the work of the Company’s independent auditor. In recognition of this responsibility, the charter of the Audit Committee requires the review and pre-approval of all audit and any proposed permissible non-audit and tax services, and the terms of such services, provided by the Company’s independent auditor as and to the extent required by the Exchange Act and the Sarbanes Oxley Act of 2002. Additionally, the charter of the Audit Committee requires the establishment of any necessary policies and procedures to ensure the pre-approval of permitted services is in compliance with applicable SEC rules, and requires that such pre-approval policies are reviewed at least annually.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.
Financial Statements

Our financial statements are listed in the “Index to Financial Statements” under Item 8 of Part II of this Annual Report on Form 10-K.

2.
Financial Statement Schedules

All other financial statement schedules have been omitted because they are not applicable, not material or the required information is presented in the financial statements included in this Annual Report on Form 10-K.

3.
See Item 15(b)

(b) Exhibit Index:

Exhibit Number	Description
2.1

Agreement and Plan of Reorganization, by and among Firefly Aerospace Inc., Big Bend RV Merger Sub, Inc., Big Bend FW Merger Sub, LLC, SciTec, Inc., SciTec Holdco, Inc., the Sellers named therein and the Sellers’ Representative named therein, dated as of October 5, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).

3.1	Amended and Restated Certificate of Incorporation of Firefly Aerospace Inc. (incorporated by reference to Exhibit3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025).
3.2	Amended and Restated Bylaws of Firefly Aerospace Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025).
4.1*	Description of common stock.
4.2*	Form of Warrant to Purchase Series J Preferred Stock
4.3

Registration Rights Agreement, dated as of August 8, 2025, by and among Firefly Aerospace Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025).

10.1

Form of Indemnification Agreement between Firefly Aerospace Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 28, 2025).

10.2+

Executive Letter Agreement, dated August 25, 2024, by and between Firefly Aerospace Inc. and Jason Kim (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 11, 2025).

10.3+

Executive Letter Agreement, dated March 13, 2025, by and between Firefly Aerospace Inc. and Darren Ma (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 11, 2025).

10.4+*	Omnibus Amendment to Executive Employment Letter Agreements.
10.5+

Executive Letter Agreement, dated December 9, 2025, by and between Firefly Aerospace Inc. and Ramon Sanchez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2025).

10.6+

Amended and Restated Firefly Aerospace Inc. 2017 Stock Plan, as amended through the date hereof (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 11, 2025).

10.7+

Form of Stock Option Agreement pursuant to the Amended and Restated Firefly Aerospace Inc. 2017 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 11, 2025).

10.8+

Firefly Aerospace Inc. Performance-Based, Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 11, 2025).

10.9+	Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.10+	Firefly Aerospace Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025).

10.11+

Form of Restricted Stock Unit Award Agreement under the Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 28, 2025).

10.12+

Form of Option Award Agreement under the Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 28, 2025).

10.13+

Form of Performance Stock Unit Award Agreement under the Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2025).

10.14+	Firefly Aerospace Inc. Executive Severance Plan., dated as of March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2026).
10.15

Director Nomination Agreement, dated as of August 6, 2025, by and among Firefly Aerospace Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025).

10.16

Amended and Restated Consulting Agreement, dated as of August 8, 2025, between Firefly Aerospace Inc. and AE Industrial Operating Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025).

10.17

Credit Agreement, dated as of August 8, 2025, among Firefly Aerospace Inc., the other loan parties party thereto, the lenders and issuing banks party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025).

10.18

First Amendment to Credit Agreement, dated as of November 7, 2025, among Firefly Aerospace Inc., the other loan parties party thereto, the lenders and issuing banks party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2025).

19.1*	Insider Trading Policy of the Company.
21.1	List of Significant Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 17, 2025).
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for the Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	A management contract or compensatory plan or arrangement required to be filed as exhibit pursuant to Item 601 of Regulation S-K
*	Filed herewith.
**

Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firefly Aerospace, Inc.

Date: March 19, 2026	By:	/s/ Jason Kim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Kim	Chief Executive Officer & Director	March 19, 2026
Jason Kim	(Principal Executive Officer)

/s/ Darren Ma	Chief Financial Officer	March 19, 2026
Darren Ma	(Principal Financial Officer)

/s/ Remington Wu	Chief Accounting Officer	March 19, 2026
Remington Wu	(Principal Accounting Officer)

/s/ Kirk Konert	Director	March 19, 2026
Kirk Konert

/s/ Ryan Boland	Director	March 19, 2026
Ryan Boland

/s/ Pamela Braden	Director	March 19, 2026
Pamela Braden

/s/ Christopher Emerson	Director	March 19, 2026
Christopher Emerson

/s/ Jon Lusczakoski	Director	March 19, 2026
Jon Lusczakoski

/s/ Kevin McAllister	Director	March 19, 2026
Kevin McAllister

/s/ Marc Weiser	Director	March 19, 2026
Marc Weiser

/s/ Thomas Zurbuchen	Director	March 19, 2026
Thomas Zurbuchen