Form 10-Q
period 2026-03-31
Firefly Aerospace Inc.
filed 2026-05-04
CIK 1860160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-42789

Firefly Aerospace Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5194980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2203 Scottsdale Drive Leander, TX	78641 (Zip Code)
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

As of April 30, 2026, the registrant had 160,235,217 shares of common stock, $0.0001 par value, outstanding.

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
•
uncertain global macroeconomic and political conditions, including the implementation of tariffs and the Iran conflict;
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
•
shortfalls in available external research and development funding;
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
•
our ability to implement and maintain effective internal control over financial reporting;
•
our ability to generate sufficient cash to service our indebtedness; and
•
other factors detailed under the section of our Annual Report on Form 10-K entitled “Risk Factors.”

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date hereof. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Each of the terms the “Company,” “Firefly,” “we,” “our,” “us” and similar terms used herein refer collectively to Firefly Aerospace Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Firefly Aerospace Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

Item 1. Financial Statements

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$326,179	$792,966
Short-term investments	225,447	100,008
Accounts receivable, net	44,800	46,129
Advanced payments, current	61,837	12,350
Other current assets	15,284	11,722
Total current assets	673,547	963,175
Advanced payments, less current portion	10,305	60,496
Property and equipment, net	168,933	163,738
Right-of-use assets - operating leases	18,481	13,938
Right-of-use assets - finance leases	3,327	3,735
Intangible assets, net	160,207	165,709
Goodwill	453,440	450,119
Other assets, less current portion	3,750	4,024
Total assets	$1,491,990	$1,824,934

Liabilities, and stockholders' equity
Current liabilities
Accounts payable	$41,082	$35,626
Accrued expenses	50,356	42,755
Accounts payable and accrued expenses – related parties	581	330
Operating lease liability, current	2,051	1,161
Finance lease liability, current	1,065	1,056
Deferred revenue, current	146,239	116,135
Notes payable, current	7,116	7,099
Other current liabilities	17,755	9,419
Total current liabilities	266,245	213,581
Operating lease liability, less current portion	21,341	15,832
Finance lease liability, less current portion	1,733	2,004
Deferred revenue, less current portion	52,525	92,565
Notes payable, less current portion	19,684	281,441
Warrant liability	15,978	12,294
Other liabilities, less current portion	9,600	17,278
Total liabilities	387,106	634,995
Commitments and contingencies (See Note 12)
Stockholders' equity
Common stock, $0.0001 par value, 1,000,000 and 1,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 160,067 and 159,276 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital, net	2,221,822	2,210,201
Accumulated deficit	(1,116,955)	(1,020,279)
Total stockholders' equity	1,104,884	1,189,939
Total liabilities and stockholders' equity	$1,491,990	$1,824,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$80,879	$55,855
Cost of sales	63,418	53,635
Gross profit	17,461	2,220
Operating expenses
Research and development	67,509	48,012
Selling, general, and administrative	45,620	12,752
Total operating expenses	113,129	60,764
Loss from operations	(95,668)	(58,544)
Other expense
Change in fair value of warrant liability	(3,684)	3,073
Interest income	5,974	1,028
Interest expense	(3,605)	(6,192)
Gain on settlement of contingent liabilities	381	—
Other (expense) income, net	(7)	542
Total other expense, net	(941)	(1,549)
Loss before provision for income taxes	(96,609)	(60,093)
Provision for income taxes	(67)	—
Net loss and comprehensive loss	(96,676)	(60,093)
Less: Accretion of dividends of Series C Preferred Stock	—	(5,579)
Less: Accretion of dividends of Series D-1 Preferred Stock	—	(6,609)
Net loss available to common stockholders	$(96,676)	$(72,281)

Net loss per common share
Basic and diluted	$(0.61)	$(5.38)
Weighted-average common shares outstanding
Basic and diluted	159,639	13,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(96,676)	$(60,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,934	3,996
Stock-based compensation	12,512	431
Change in fair value of warrant liability	3,684	916
Non-cash interest expense	331	615
Non-cash interest income	(637)	—
Changes in operating assets and liabilities:
Accounts receivable	1,329	(13,900)
Advanced payments	704	41,660
Other assets	(4,703)	(2,766)
Accounts payable	6,596	(2,627)
Accrued expenses	4,279	5,653
Accounts payable and accrued expenses - related parties	251	213
Other liabilities	1,522	(7,889)
Right-of-use assets	932	422
Lease liabilities	1,333	(1,993)
Deferred revenue	(9,936)	(21,175)
Net cash used in operating activities	(62,545)	(56,537)
Cash flows from investing activities
Purchases of property and equipment and internal-use software	(16,345)	(2,654)
Purchases of time deposits	(125,000)	—
Proceeds from sale of short-term investments	8	—
Net cash used in investing activities	(141,337)	(2,654)
Cash flows from financing activities
Proceeds from issuance of Preferred Stock	—	115,304
Principal payments on finance leases	(262)	(443)
Proceeds from issuance of notes payable	—	468
Payments on notes payable	(1,752)	(2,170)
Proceeds from repayment of employee note	20	359
Repayment of Revolving Credit Facility	(260,000)	—
Proceeds from exercise of stock options	452	389
Payments for taxes related to net share settlement of equity awards	(1,363)	—
Net cash (used in) provided by financing activities	(262,905)	113,907
Net (decrease) increase in cash and cash equivalents and restricted cash	(466,787)	54,716
Cash and cash equivalents and restricted cash
Balance, beginning of period	792,966	137,558
Balance, end of period	$326,179	$192,274
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$326,179	$176,879
Restricted cash, current	—	829
Restricted cash, non-current	—	14,566
Total cash and cash equivalents and restricted cash at the end of the period	$326,179	$192,274

	For the Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$4,177	$5,565
Non-cash investing and financing activities
Property and equipment additions in accounts payable	$1,943	$1,576
Capitalized interest (paid-in-kind)	$—	$800
Acquisition of internal-use software licenses and obligations	$431	$—
Right-of-use asset acquired in exchange for operating lease liabilities	$5,066	$—
Right-of-use asset acquired in exchange for finance lease liabilities	$—	$1,432
Net working capital adjustment from business combinations	$3,321	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible				Additional		Total
	Preferred Stock*		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Equity
Balance as of December 31, 2025	—	$—	159,276	$17	$2,210,201	$(1,020,279)	$1,189,939
Common stock issued, net of shares withheld for employee taxes	—	—	791	—	(891)	—	(891)
Stock-based compensation	—	—	—	—	12,512	—	12,512
Net loss	—	—	—	—	—	(96,676)	(96,676)
Balance as of March 31, 2026	—	$—	160,067	$17	$2,221,822	$(1,116,955)	$1,104,884

	Redeemable Convertible				Additional		Total
	Preferred Stock*		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Deficit
Balance as of December 31, 2024	41,588	$759,582	13,241	$1	$—	$(767,623)	$(767,622)
Common stock issued, net of shares withheld for employee taxes	—	—	489	1	747	—	748
Stock-based compensation	—	—	15	—	431	—	431
Issuance of Series D-1 Preferred Stock	6,858	115,304	—	—	—	—	-
Accretion of redeemable convertible preferred stock	—	12,188	—	—	(1,178)	(11,010)	(12,188)
Net loss	—	—	—	—	—	(60,093)	(60,093)
Balance as of March 31, 2025	48,446	$887,074	13,745	$2	$—	$(838,726)	$(838,724)

* Refer to Note 13. Stockholders' Equity and Redeemable Convertible Preferred Stock for details of the classes of Preferred Stock and movements therein.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. The Company and Initial Public Offering

Firefly Aerospace Inc. (“Firefly” or the “Company”) is headquartered in Cedar Park, Texas. The Company was incorporated under the laws of the State of Delaware on January 27, 2017 and commenced operations on May 1, 2017.

On August 8, 2025, the Company completed an initial public offering (“IPO”) of shares of its common stock, par value $0.0001 per share. The Company’s common stock trades on the NASDAQ under the ticker “FLY.”

The Company is a space and defense technology company providing comprehensive mission solutions to national security, government, and commercial customers with an established track record of success. The Company's mission is to reliably and repeatedly launch, land, and operate space systems from Earth to the Moon and beyond. Backed by a world-class team and proven technology, Firefly designs, develops, and deploys launch vehicles and dynamic spacecraft solutions to support critical missions to space and defense customers. The Company’s vertically-integrated approach encompasses the design, manufacturing and operation of small and medium launch vehicles, landers and spacecraft, as well as the development of complementary remote sensing, missile defense, and command and control software systems. Its purpose-built family of products aligns with the ongoing paradigm shift in government missions and procurement processes, where speed, efficiency, and economics drive customer decision-making. Through its offerings across launch and spacecraft solutions, its vertically-integrated product line, and its infrastructure, Firefly serves as a critical provider for commercial and government customers.

Since Firefly’s formation, it has established itself as a category leader across a diverse range of products and services that takes a comprehensive approach to providing a family of solutions to its customers’ space-based opportunities.

On October 31, 2025, the Company completed its acquisition of SciTec, Inc. (“SciTec”), a leader in advanced national security technologies. The acquisition advances the Company’s comprehensive space services by adding mission-proven defense software analytics, remote sensing, and multi-phenomenology data expertise. SciTec’s core capabilities – which include missile warning, tracking and defense, intelligence, surveillance and reconnaissance, space domain awareness, and autonomous command and control – supplement Firefly’s launch, lunar, and in-space services. SciTec further adds ground and onboard data processing as well as AI-enabled systems designed for low latency operations to support advanced threat tracking and response across multiple domains.

As an early-stage company with a limited commercial operating history, Firefly is subject to all the risks and expenses associated with a start-up company. The Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel, and support the expense of marketing new products based on innovative technology. The Company expects to transition to operating as a manufacturing company, capable of producing and selling products at scale, as of the date the technological feasibility of the Alpha rocket is confirmed. The Company defines technological feasibility as satisfying three specific conditions: (i) reaching product qualification, (ii) achieving production readiness, and (iii) having successfully deployed a customer’s payload into its specific orbit and final destination. The Company has successfully deployed customer payloads into their specific orbits or destinations. The Company’s executive leadership comprised of at least the Chief Operating Officer and the Chief Technology Officer shall determine at what point the Company’s products have been fully qualified to reach technological feasibility and full-rate production. Until this determination is made, the Company has not recorded any inventory amounts, and all costs incurred are expensed.

The unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. From inception, the Company has incurred an accumulated deficit totaling $1.1 billion as of March 31, 2026, and has incurred $62.5 million and $56.5 million in negative cash flows from operations during the three months ended March 31, 2026 and 2025, respectively.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair statement of the unaudited condensed consolidated balance sheets, statements of net loss and comprehensive loss, statements of cash flows, and statements of convertible preferred stock and stockholders’ equity (deficit) for these interim periods. The results for the interim period are not necessarily indicative of the results that may be expected for a full year. All intercompany balances and transactions have been eliminated.

Use of Estimates

The Company's unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Prior Period Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.

Concentration of Credit Risk

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

Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. The Company’s revenue related to its major customers during the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Customer 1	24.5%	—
Customer 2	19.3%	—
Customer 3	14.1%	90.7%

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The customers that accounted for 10% or more of the Company’s total accounts receivable, were as follows:

	March 31,	December 31,
	2026	2025
Customer 1	38.3%	28.6%
Customer 2	28.7%	22.9%
Customer 3	6.7%	12.8%

Recently Issued Accounting Standards

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-06

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics, allow investors to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU are to be applied prospectively. The Company does not expect that ASU 2023-06 will have a material impact on its consolidated financial statements.

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

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of ASC 270, Interim Reporting and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. The Company is in the process of evaluating the impact of this guidance on its financial statements; however, the Company does not expect that it will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers by allowing the assumption that conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company elected to apply the practical expedient in its assessment of the allowance for credit losses as of January 1, 2026, which did not have a material impact on the Company's consolidated financial statements and related disclosures.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to improve the operability and application of guidance related to capitalized software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied prospectively, retrospectively, or using a modified retrospective basis that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company early adopted ASU 2025-06 effective January 1, 2026 on a prospective basis. The adoption of ASU 2025-06 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Business Combinations

SciTec

On October 31, 2025, the Company completed the acquisition of all of the outstanding capital stock of SciTec for a purchase price of $550.3 million, consisting of $277.4 million in cash, net of cash acquired, $269.6 million in common stock, and a $3.3 million post-closing working capital adjustment (which was accrued as additional cash consideration payable and included in accrued expenses as of March 31, 2026). SciTec has over four decades of experience and offers industry-leading AI-enabled defense software applications and big data processing capabilities in the forms of cloud-based, on-premise, and edge processing of high volumes of data from satellites across all orbits that are complementary to Firefly's launch, lunar, and in-space vehicles. This acquisition is expected to complement the Company's full-service hardware and software offerings to space and defense customers. SciTec is based in Princeton, New Jersey, and has facilities in Boulder, Colorado; El Segundo, California; Fairborn, Ohio; Huntsville, Alabama; and Herndon, Virginia.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the acquirer. The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available during the measurement period, a period not to exceed 12 months from the acquisition date. In connection with the acquisition, the Company incurred acquisition-related costs of $24.4 million, which were expensed as incurred on the date of closing.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The table below sets forth the consideration paid, the fair value of the assets acquired, and liabilities assumed at the acquisition date, as well as the measurement period adjustments recorded as of March 31, 2026:

	Acquisition Date Amounts Recognized as of October 31, 2025	Adjustments	Acquisition Date Amounts Recognized, As Adjusted as of March 31, 2026
Consideration
Cash, net of cash acquired	$277,417	—	$277,417
Net working capital adjustment	—	3,321	3,321
Equity (issuance of common stock)	269,556	—	269,556
Total consideration, net of cash acquired	$546,973	$3,321	$550,294

Assets acquired and liabilities assumed
Short-term investments	$8,413	$—	$8,413
Accounts receivable	45,769	—	45,769
Other current assets	1,962	—	1,962
Property and equipment	7,718	—	7,718
Right-of-use assets	2,276	—	2,276
Intangible assets	153,000	—	153,000
Goodwill	433,022	3,321	436,343
Total assets	652,160	3,321	655,481

Accounts payable	11,178	—	11,178
Accrued expenses	49,780	—	49,780
Operating lease liabilities, current	711	—	711
Deferred revenue	1,770	—	1,770
Other current liabilities	840	—	840
Operating lease liabilities, non-current	3,716	—	3,716
Deferred tax liabilities	37,192	—	37,192
Total liabilities	105,187	—	105,187
Net assets acquired	$546,973	$3,321	$550,294

The fair value of the property and equipment, and working capital items including accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities, approximates their respective carrying values at the date of the acquisition, as well as the adjustments recorded during the measurement period. Operating lease liabilities were remeasured at the present value of the remaining lease payments using the Company's incremental borrowing rate as of the acquisition date. The corresponding right-of-use assets were measured at an amount equal to the remeasured lease liabilities.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations as if SciTec had been acquired as of the beginning of fiscal year 2025. The unaudited pro forma results include certain adjustments to revenue and net loss directly attributable to each acquisition, including transaction costs.

For the SciTec acquisition, transaction costs of approximately $29.6 million are assumed to have been incurred on January 1, 2025 and recognized during 2025, of which $24.4 million were incurred by SciTec and $5.2 million were incurred by the Company.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined businesses had the acquisitions actually occurred at the beginning of the respective periods, nor is it indicative of the future results of operations of the combined businesses.

For the Three Months Ended March 31, 2025
Pro forma revenue	$98,198
Pro forma net loss and comprehensive loss	$(88,827)
Pro forma net loss per common share – basic and diluted	$(7.51)

4. Revenue

The following table presents revenue disaggregated by type for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Launch revenue	$13,252	$5,170
Spacecraft Solutions revenue	67,627	50,685
Total revenue	$80,879	$55,855

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

The Company also enters into contracts with its customers to provide engineering services and related components, and to develop and provide licenses for intellectual property. In these cases, the Company’s performance obligation is satisfied over time since the tasks are performed according to the customer’s specifications, which creates an asset with no alternative use to the Company, for which the Company has an enforceable right to payment for performance completed to date. The measure of progress over time is based upon an input method using a cost-to-cost measure which best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total cost at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead. If the estimate of total costs to be incurred for a contract exceeds the total estimate of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is identified. Engineering services billed hourly are recognized over time.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue includes revenue from contracts with commercial and government entities to provide end-to-end services to integrate payloads into Blue Ghost and Elytra for transport to the Moon and on-orbit space domain awareness missions, respectively, as well as to develop and provide software, sensor, and data processing capabilities for national defense missions. These contracts include firm-fixed-price, time and materials, and cost-plus pricing structures. For commercial payload services we consider the performance obligation to be the integration and delivery of customer payloads to specified destinations. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. For software, sensor, and data processing contracts, we consider the performance obligation to be the development and implementation of the contracted solution. These contracts require customers to make milestone payments as specific conditions and tasks are performed, or regular periodic payments as costs are incurred. Performance obligations are satisfied over time since either (1) the tasks are performed according to the customer’s specifications and create an asset with no alternative use to the Company, or (2) the customer receives and consumes benefits as work is completed and the Company has an enforceable right to payment for performance completed to date.

For Spacecraft Solutions arrangements, the measure of progress over time is based upon an input method using a cost-to-cost measure which best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as subcontractor performance, material costs and availability, labor costs and productivity, and the costs of overhead. If estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is estimated.

Generally, our Spacecraft Solutions contracts do not contain an embedded lease because the Company is able to derive more than insignificant economic benefits from the various capabilities provided through these contracts. However, in the limited instances when the customer obtains substantially all of the economic benefits, determined at contract inception, the contract is determined to include an embedded lease. For such arrangements, the Company has determined that the customer is the deemed accounting owner of the asset during the construction period. As a result, the Company determined it is providing services for the integration and delivery of the customer payload for those arrangements, and accounts for them based on the guidance for contracts with customers.

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

The Company has elected the following practical expedients for Launch and Spacecraft Solutions revenue: (1) the Company does not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less, (2) the Company recognizes revenue equal to the amount it has a right to invoice when the amount corresponds directly with the value to the customer of the Company's performance to date, (3) the Company does not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good or service, and (4) the Company will allocate the total consideration expected to be received from the customer to the total goods or services expected to be provided to the customer, including any expected contract term renewals.

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. Due to their nature, time and materials contracts contain variable consideration; however, in general, the Company's performance obligations under time and materials contracts qualify for the “right to invoice” practical expedient. Under this practical expedient, the Company recognizes revenue over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services, as upon billing the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company's performance completed to date. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $652.6 million. The Company expects to recognize approximately 36.9% of its remaining performance obligations as revenue within the next 12 months. The remaining performance obligations are expected to be recognized over the next five years. The remaining performance obligations do not include variable consideration that was determined to be constrained as of March 31, 2026.

Contract Balances

Contract assets and liabilities reflect timing differences between the receipt of consideration and the fulfillment of performance obligations under a contract with a customer. Contract assets reflect performance obligations satisfied, and revenue recognized in advance of customer billings. Contract liabilities reflect consideration received in advance of the satisfaction of a performance obligation under a contract with a customer. Contract assets become trade receivables once the Company’s rights to consideration become unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. Retainage represents a portion of the contract amount that has been billed, but that the contract allows the customer to retain until final contract settlement. Billings for such retainage balances are generally collected within one year of the completion of the project. Contract costs are those costs directly related to fulfillment of specified customer contracts. Contract assets are recorded within accounts receivable, net or other current assets, depending on whether they represent an unconditional right to consideration, and contract liabilities are recorded within deferred revenue on the unaudited condensed consolidated balance sheets.

Contract assets consisted of the following:

	March 31, 2026	December 31, 2025
Unbilled receivables	$23,262	$16,117
Retainage	855	879
Total contract assets	$24,117	$16,996

Deferred revenue consisted of the following:

	March 31, 2026	December 31, 2025
Launch	$71,125	$77,843
Spacecraft Solutions	127,639	130,857
Total deferred revenue	$198,764	$208,700

During the three months ended March 31, 2026 and 2025, the Company recognized $27.3 million and $44.9 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of each period.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Loss Contracts

The Company recognizes a contract loss when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration, constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes in contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices. The Company did not recognize any additional loss provisions during the three months ended March 31, 2026 and 2025.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Machinery and equipment	$50,039	$47,124
Test stands	42,874	42,255
Buildings	54,230	48,999
Land and land improvements	5,906	5,123
Construction in progress	32,374	38,654
Furniture and fixtures	4,729	3,359
Computer equipment	5,833	5,713
Software	1,141	1,141
Vehicles	501	479
Leasehold improvements	18,589	12,984
Total	216,216	205,831
Less: Accumulated depreciation	(47,283)	(42,093)
Property and equipment, net	$168,933	$163,738

Depreciation expense was $8.7 million and $4.0 million for the three months ended March 31, 2026 and 2025 respectively, and was recorded in the unaudited condensed consolidated statements of net loss within cost of sales, research and development, and selling, general, and administrative expenses.

6. Accrued Expenses

Accrued expenses consisted of the following as of:

	March 31,	December 31,
	2026	2025
Payroll-related expenses	$18,297	$17,617
Professional services expenses	13,452	5,854
Interest expense	—	1,108
Net working capital adjustment	3,321	—
Other accrued expenses	15,286	18,176
Accrued expenses	$50,356	$42,755

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

7. Intangible Assets, Net

The intangible assets gross carrying amount and accumulated amortization as of March 31, 2026 and December 31, 2025 are detailed below.

		March 31, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software licenses	1-3 years	$19,953	$(4,660)	$15,293
Internally-developed software	3-5 years	247	—	247
Trade name and trademarks	5 years	18,000	(1,500)	16,500
Developed technology	10 years	74,000	(3,083)	70,917
Customer relationships	3-9 years	61,000	(3,750)	57,250
Total		$173,200	$(12,993)	$160,207

		December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	1-3 years	$18,484	$(2,442)	$16,042
Trade name and trademarks	5 years	18,000	(600)	17,400
Developed technology	10 years	74,000	(1,233)	72,767
Customer relationships	3-9 years	61,000	(1,500)	59,500
Total		$171,484	$(5,775)	$165,709

The Company capitalizes certain development costs incurred in connection with its internal-use software products including specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Costs incurred prior to meeting the probable-to-complete threshold are expensed as incurred. Once the probable-to-complete threshold is satisfied, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing, at which time amortization of the capitalized software begins. Internally-developed software is amortized on a straight-line basis over its estimated useful life, generally three to five years.

The Company capitalized $2.0 million of both internal-use software licenses and software-in-development during the three months ended March 31, 2026. Capitalized costs associated with internally-developed software are not amortized until the related assets are substantially complete and ready for their intended use. Amortization expense related to the Company's finite-lived intangible assets was $7.2 million for the three months ended March 31, 2026. The Company did not recognize any amortization expense related to its finite-lived assets for the three months ended March 31, 2025.

The table below presents expected amortization expense related to the Company's intangible assets as of March 31, 2026:

2026 (for the remaining period)	$21,184
2027	25,849
2028	22,703
2029	16,667
2030	16,067
Thereafter	57,490
Internally-developed software not yet subject to amortization	247
Total future amortization	$160,207

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

8. Goodwill

Changes in the carrying amount of goodwill are detailed below:

Balance at December 31, 2025	$450,119
SciTec acquisition net working capital adjustment	3,321
Balance at March 31, 2026	$453,440

Goodwill is defined as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. At March 31, 2026, the Company has only one operating segment, which represents its only reportable segment.

During the three months ended March 31, 2026 the Company settled the post-closing working capital adjustment related to the acquisition of SciTec, which resulted in an increase to goodwill of $3.3 million.

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, certain prepaid expenses, other current assets, accrued liabilities, and other current liabilities approximate fair value because of their short-term maturities.

The Company issued warrants to purchase Series J Preferred Stock (the “Series J Warrants”) in connection with the Company’s entrance into the Term Loans and issued warrants to purchase common stock (the “Common Warrants,” together with the “Series J Warrants,” the “Warrants”) and two tranche obligations: (1) the RPM Call Option and (2) the Majority Sponsor Top-Up (both as defined in Note 13. Stockholders’ Equity and Redeemable Convertible Preferred Stock) in connection with the Company’s issuance of the Series D-1 Preferred Stock. The Company determined that the Warrants and tranche obligations should be classified as either liabilities or assets on the unaudited condensed consolidated balance sheets depending on valuation and are recorded at fair value both initially and subsequently, with changes in fair value recorded through earnings.

In March 2025, the Majority Sponsor Top-Up expired unexercised when the total amount of Series D-1 Preferred Stock purchased by investors exceeded $250.0 million. On March 24, 2025, the RPM Call Option was terminated via amendment of the Series D stock purchase agreement. As a result, the $0.2 million Majority Sponsor Top-Up and $4.2 million RPM Call Option were derecognized from the unaudited condensed consolidated balance sheet and recognized in other income, net in the unaudited condensed consolidated statement of net loss and comprehensive loss for the three months ended March 31, 2025.

In connection with the IPO, the Common Warrants were net exercised into 1.0 million shares of common stock. The Series J Warrants remained outstanding as of March 31, 2026.

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

The Company used a Black-Scholes option-pricing valuation model to value the Series J Warrants as of March 31, 2026. The following table presents the key inputs applied in the valuation of the Series J Warrants:

March 31, 2026
Common stock price	$28.47
Exercise price for the Series J Warrants	$21.17
Risk-free rate	4.09%-4.14%
Volatility	94.0%-99.0%
Term (years)	7.30-8.14
Black-Scholes value (per share)	$24.70-24.80
Number of warrants	646
Value of Series J Warrants	$15,978

The following tables present the key inputs applied in the valuation of the Series J Warrants as of December 31, 2025:

December 31, 2025
Common stock price	$22.37
Exercise price for the Series J Warrants	$21.17
Risk-free rate	3.94%-4.01%
Volatility	92.5%-97.5%
Term (years)	7.55-8.39
Black-Scholes value (per share)	$19.00-19.06
Number of warrants	646
Value of Series J Warrants	$12,294

During each of the three months ended March 31, 2026, and March 31, 2025 no warrants were issued. The fair value remeasurement of the Series J Warrants resulted in an increase in fair value of $3.7 million and $0.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively. No warrants were exercised during the three months ended March 31, 2026 and March 31, 2025.

The fair value of the Series J Warrants on March 31, 2026 was $16.0 million.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$275,880	$—	$—	$275,880
Money market funds	50,299	—	—	50,299
Time deposits	225,447	—	—	225,447
Total financial assets	$551,626	$—	$—	$551,626
Liabilities:
Series J Warrants	$—	$15,978	$—	$15,978
Total financial liabilities	$—	$15,978	$—	$15,978

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

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2026 and 2025.

10. Leases

The Company has existing operating and finance leases for corporate offices and facilities, vehicles and certain equipment. The Company's leases have remaining lease terms of less than one year to 16 years, some of which include options to extend the lease term. For purposes of calculating lease liabilities, lease terms include options to extend the lease when it is reasonable certain that the Company will exercise such options.

The components of lease expense were as follows:

	For the Three Months Ended March 31,
	2026	2025
Finance lease expense:
Amortization of right-of-use assets	$408	$305
Interest on lease liabilities	93	127
Operating lease expense	826	408
Total lease expense	$1,327	$840

Amortization of right-of-use assets was recorded within research and development, and selling, general, and administrative expenses, interest on lease liabilities was recorded within interest income, interest expense, and operating lease expense was recorded within research and development, and selling, general, and administrative expenses, each in the unaudited condensed consolidated statements of net loss.

On October 24, 2025, the Company signed a new office building lease, which commenced on March 1, 2026. The term of the lease is seven years. Upon lease commencement the Company recognized an initial lease liability of $2.8 million and a right-of-use asset of $4.5 million in accordance with ASC 842.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Operating and finance lease right-of-use assets and liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
Assets:
Operating lease right-of-use assets	$18,481	$13,938
Finance lease right-of-use assets	$3,327	$3,735

Liabilities:
Current:
Operating lease liabilities	$2,051	$1,161
Finance lease liabilities	$1,065	$1,056
Non-current:
Operating lease liabilities	$21,341	$15,832
Finance lease liabilities	$1,733	$2,004

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

As a result, the Company continues to reflect the manufacturing equipment on its unaudited condensed consolidated balance sheets in property and equipment, net, and continues to recognize depreciation expense over its estimated useful life. In 2024, the Company recorded an initial financing liability of $34.7 million, net of transaction costs, in notes payable. As of March 31, 2026, the Company’s related notes payable, current and non-current, were $6.1 million and $19.5 million, respectively. As of December 31, 2025, the Company’s related notes payable, current and non-current, were $6.0 million and $21.1 million, respectively. The Company does not recognize rent expense related to these purchase and leaseback agreements. Instead, periodic lease payments are recognized as interest expense and reductions of the principal balance of the finance liability.

For the three months ended March 31, 2026, payments of $1.4 million were made under the purchase and leaseback agreements in addition to interest expense of $0.5 million.

For the three months ended March 31, 2025, payments of $1.3 million were made under the purchase and leaseback agreements in addition to interest expense of $0.6 million.

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Interest expense recognized related to the Term Loans was as follows:

For the Three Months Ended March 31, 2025
Contractual interest expense	$4,756
Amortization of debt issuance costs	1,415
Total interest expense	$6,171

Revolving Line of Credit

On August 8, 2025, following the completion of the IPO, the Company entered into a new credit agreement providing for a senior secured revolving credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $125.0 million, which includes a sublimit for the issuance of letters of credit in an amount up to $15.0 million and a sublimit for swingline loans in an amount up to $7.5 million.

On November 7, 2025, the Company amended the credit agreement to, among other things, increase the then-existing commitments under the Revolving Credit Facility by $135.0 million for an aggregate principal amount of $260.0 million.

On April 3, 2026, the Company amended the credit agreement to, among other things, further increase the existing commitments under the Revolving Credit Facility by $45.0 million, for an aggregate principal amount of $305.0 million.

The Revolving Credit Facility matures on August 8, 2028.

As of March 31, 2026, the loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at the Company's option, either (a) term SOFR plus a 3.00% spread or (b) an alternative base rate (as set forth in the credit agreement) plus a 2.00% spread. After giving effect to the April 3, 2026 amendment, the loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at the Company's option, either (a) term SOFR plus a 3.25% spread or (b) an alternative base rate (as set forth in the credit agreement) plus a 2.25% spread.

A commitment fee of 0.375% per annum is applied on the unused commitments under the Revolving Credit Facility.

Capitalized debt issuance costs are amortized into interest expense over the term of the Revolving Credit Facility on a straight-line basis. The remaining unamortized debt issuance costs for the Revolving Facility totaled $3.1 million as of March 31, 2026. Interest expense recognized during the three months ended March 31, 2026 related to the Revolving Facility were $2.7 million, including $2.4 million of contractual interest expense and $0.3 million in amortization of debt issuance costs.

On February 18, 2026, the Company repaid the $260.0 million in then-outstanding aggregate principal. At March 31, 2026, the Revolving Credit Facility remained undrawn.

The following table presents the Company's outstanding debt:

	March 31,	December 31,
Notes	2026	2025
4.50% due 2026	$139	$184
7.71% due 2029(2)	17,277	18,403
8.31% due 2031(2)	8,365	8,692
Other notes	1,276	1,530
Outstanding borrowings on Revolving Credit Facility	—	260,000
Total debt	27,057	288,809
Less: Unamortized issuance costs(1)	(257)	(269)
Total debt, net	26,800	288,540
Less: Current portion	7,116	7,099
Long-term debt, net	$19,684	$281,441

(1) The unamortized issuance costs do not include the $3.1 million in debt issuance costs related to the Revolving Credit Facility included in other long term assets.

(2) Includes obligations related to various equipment recorded as failed sale leaseback transactions. Refer to Note 10. Leases for further detail.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table summarizes the future principal payments on notes payable in each of the next five years and thereafter:

2026 (for the remaining period)	$5,437
2027	6,913
2028	7,078
2029	5,084
2030	1,882
Thereafter	663
Total	27,057
Less: Unamortized issuance costs(1)	(257)
Total debt, net	$26,800

(1) The unamortized issuance costs do not include the $3.1 million in debt issuance costs related to the Revolving Credit Facility included in other assets, less current portion.

12. Commitments and Contingencies

Litigation and Claims

The Company is involved in various pending and threatened litigation matters in the ordinary course of business. In the future, it may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect its business. In addition, from time to time, the Company may receive letters or other forms of communication asserting claims against it.

On November 11, 2025, one of Firefly’s purported stockholders filed a putative class action complaint in the United States District Court for the Western District of Texas in an action captioned Diamond v. Firefly Aerospace Inc., et al., Case No. 1:25-cv-01812 (W.D. Tex.) (the “Securities Action”). The complaint names Firefly and certain of Firefly’s current and former directors and officers as defendants, and asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), arising from allegedly false or misleading statements or omissions of purportedly material fact concerning the demand and growth prospects of Firefly’s Spacecraft Solutions offerings and the operational readiness and commercial viability of the Alpha rocket. On March 26, 2026, the Court appointed a lead plaintiff, pursuant to the Private Securities Litigation Reform Act of 1995 and recaptioned the case as In re Firefly Aerospace Securities Litigation. The lead plaintiff in this matter is expected to file an amended complaint by May 29, 2026. Firefly intends to defend itself vigorously against these allegations and claims, but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

On December 23, 2025, one of Firefly’s purported stockholders filed a complaint in the United States District Court for the Western District of Texas in an action captioned Shadowbolt v. Kim, et al., Case No. 1:25-cv-02126 (W.D. Tex.) (the “Derivative Action”). The plaintiff seeks to pursue claims, purportedly on Firefly’s behalf, against certain of Firefly’s current and former directors and officers for alleged breaches of fiduciary duty and contribution under Section 21D of the Exchange Act and Section 11(f) of the Securities Act, among other common law causes of action, arising from substantially the same allegations at issue in the Securities Action. The Derivative Action is stayed in its entirety pending entry of final judgment, including after any appeals have been pursued or exhausted, in the Securities Action. Firefly is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.In addition to the above, in the ordinary course of business, Firefly is involved in a variety pending and threatened litigation matters, and in the future, Firefly may be subject to additional legal proceedings, the scope of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. Regardless of the outcome, these proceedings could adversely impact our business because of defense costs, diversion of management resources, and other factors. Although the results of legal proceedings and claims are inherently unpredictable and uncertain, Firefly currently does not believe that these matters, individually or in the aggregate, will materially affect Firefly’s business, financial position, results of operations or cash flows.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of a possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred.

The Company does not believe that any such matters, individually or in the aggregate, will materially affect the Company's consolidated financial condition, results of operations, or cash flows.

The Company recognized $1.5 million and $2.3 million in contingent liabilities related to Spaceflight, Inc. contracts as of March 31, 2026 and December 31, 2025, respectively, which is included in other non-current liabilities in the unaudited condensed consolidated balance sheets. Due to the resolution of certain of the underlying matters, the balance decreased by $0.8 million during the three months ended March 31, 2026, and resulted in a net gain recognized in the condensed consolidated statements of net loss and comprehensive loss during the three months ended March 31, 2026.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company also currently has directors’ and officers’ insurance.

13. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Redeemable Convertible Preferred Stock

On August 8, 2025, in connection with the Company's IPO, all of the then-outstanding shares of the Company’s redeemable convertible preferred stock (collectively, the “Preferred Stock”) were automatically converted into 105.8 million shares of common stock.

The Company’s Preferred Stock consisted of the following:

		March 31, 2025
	Par Value	Authorized Shares	Shares Issued and Outstanding	Carrying Amount
Series Seed Preferred Stock	$0.0001	2,023	2,023	$2,950
Series Seed-1 Preferred Stock	$0.0001	3,273	3,273	204,454
Series A Preferred Stock	$0.0001	6,005	6,005	74,913
Series B Preferred Stock	$0.0001	5,869	5,869	72,096
Series C Preferred Stock	$0.0001	11,159	11,159	219,450
Series M Preferred Stock	$0.0001	2,812	2,812	10,990
Series J Preferred Stock	$0.0001	922	—	—
Series D-1 Preferred Stock	$0.0001	26,594	17,305	302,221
Series D-2 Preferred Stock	$0.0001	1,241	—	—
Series D-3 Preferred Stock	$0.0001	5,510	—	—
Total		65,408	48,446	$887,074

The following summarizes the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock preceding the Company’s IPO:

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Liquidation Preference

Upon a liquidation, dissolution or winding up of the Company or any deemed liquidation event, out of the funds and assets of the Company available for distribution to its stockholders and in the order of the Series D Preferred Stock, Series C Preferred Stock, Series J Preferred Stock, Series B Preferred Stock, Series A Preferred Stock, Series Seed-1 Preferred Stock, Series Seed Preferred Stock and Series M Preferred Stock, each holder of the Series D Preferred Stock, Series C Preferred Stock and Series B Preferred Stock was entitled to receive an amount in cash equal to two times the original issue price for such shares plus accrued but unpaid dividends; each holder of the Series A Preferred Stock was entitled to receive an amount in cash equal to one and a half times the original issue price for such shares plus any declared but unpaid dividends; each holder of the Series Seed Preferred Stock and Series Seed-1 Preferred Stock was entitled to receive an amount in cash equal to the deemed issue price for such shares plus accrued but unpaid dividends; and each holder of the Series J Preferred Stock and Series M Preferred Stock was entitled to receive an amount in cash equal to the original issue price for such shares plus accrued but unpaid dividends.

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

Dividends

Out of assets of the Company legally available for dividends and in the same order as the order of the liquidation preference of each series of the Preferred Stock, except that the Series Seed-1 Preferred Stock and Series Seed Preferred Stock shall had the same priority in any dividend distribution, each holder of the Series D-1 Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock and Series C Preferred Stock was entitled to receive dividends accruing on a daily basis, whether or not declared by the Company, at the annual non-compounding rate of 12% of the original issue price per share; each holder of the Series Seed-1 Preferred Stock and Series Seed Preferred Stock was entitled to receive when, if and as declared by the Company’s Board of Directors non-cumulative and non-accruing dividends at the annual rate of 8% of the applicable deemed issue price per share; and each holder of the remaining series of the Preferred Stock was entitled to receive non-cumulative and non-accruing dividends at the annual rate of 8% of the applicable original issue price per share.

The Preferred Stock dividends were payable when and if declared by the Company. After payment of the Preferred Stock dividends, any additional dividends would be distributed among all holders of the Preferred Stock and common stock according to the number of shares of common stock that would be held by each holder of the Preferred Stock if all their shares were converted into common stock at the then applicable conversion rate.

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

Voting Rights

Each holder of the Preferred Stock, except for the holder of the Series D-2 Preferred Stock was entitled to the number of votes equal to the number of whole shares of common stock into which the shares of the Preferred Stock held by such holder could be converted as of the record date on any matter presented to the Company’s stockholders for their action or consideration at any meeting. Additionally, if the Glow Investors, affiliates of AE Industrial Partners L.P. (“AE Industrial”) and its permitted transferees hold less than 50.1% of the votes represented by all outstanding shares of the Company’s equity as a result of certain stock options, the number of votes then held

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

by the Glow Investors shall be automatically adjusted such that the Glow Investors hold in the aggregate 50.1% of the votes represented by all outstanding shares of the Company’s equity.

Conversion Rights

Optional Conversion

The Series Seed Preferred Stock and Series Seed-1 Preferred Stock were convertible into the number of shares of common stock determined by dividing the deemed issue price by the conversion price in effect. All other series of the Preferred Stock were convertible, at the option of the holder thereof, at any time after the date of issuance and from time to time, into such number of fully paid and nonassessable shares of Common Stock determined by, for the Preferred Stock other than the Series Seed Preferred Stock and Series Seed-1 Preferred Stock, into the number of shares of common stock determined by dividing the original issue price for the relevant series of the Preferred Stock by the conversion price in effect for such series of the Preferred Stock. Each share of Series D-2 Preferred Stock was convertible into one share of Series D-1 Preferred Stock.

Mandatory Conversion

Upon the closing of a Qualified IPO or a SPAC Transaction (each as defined in the Company’s Amended and Restated Certificate of Incorporation) or (1) a majority vote of the holders of the outstanding shares of the Preferred Stock on an as-converted basis, (2) a majority vote of the holders of the outstanding shares of the Series C Preferred Stock, and (3) the Requisite Series D Preferred Approval (as defined in the Company’s Amended and Restated Certificate of Incorporation), all outstanding shares of the Preferred Stock would automatically convert into shares of common stock at the then-effective conversion rate for such share. The conversion prices and rates for each series of the Preferred Stock were the same in the event of a mandatory conversion as they would be in the event of an optional conversion.

Redemption

On or after the fifth anniversary of their issuance, shares of the Series D Preferred Stock would have become redeemable at a price equal to the original issue price per share plus all unpaid dividends thereon, in three annual installments commencing not more than one-hundred eighty days after the Requisite Series D Preferred Approval (the “Series D Redemption Right”).

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

For the periods prior to the mandatory conversion of the Series C and Series D Preferred Stock, the Company accreted the Series D Preferred Stock and Series C Preferred Stock to their redemption value at each reporting date, which equaled to their original issue price plus the accrued but unpaid dividends, as they were probable of becoming redeemable under the redemption option at the holder’s option. The Company recognized the changes in redemption in the redemption value immediately as they occurred and adjusts the carrying value to equal to the current maximum redemption value at the end of each reporting period. During the three months ended March 31, 2025, the Company recorded accretion of $6.6 million and $5.6 million, respectively, related to the Series D Preferred Stock and Series C Preferred Stock, respectively. The accretion is recorded as an adjustment to the additional paid-in capital in the consolidated balance sheets. The Company recognizes all other series of Preferred Stock at their issuance price, net of issuance costs, and is not currently remeasuring these series of Preferred Stock as they were neither currently redeemable nor probable of becoming redeemable.

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

14. Stock-Based Compensation

2017 Equity Incentive Plans

In October 2017, the Company adopted and approved the 2017 Stock Plan (the “2017 Plan”) under which 3.1 million shares of the Company’s common stock were originally reserved for issuance to employees, directors, and consultants. Since its inception, the Company has periodically amended the 2017 Plan to increase the number of reserved shares. In 2023, the Company twice amended the 2017 Plan to increase the number of reserved shares to a total of approximately 26.7 million. In 2024, the Company twice amended the 2017 Plan to increase the number of reserved shares by an additional total 11.3 million shares for a total of approximately 38.1 million. Under the 2017 Plan, the Company may grant stock options, restricted stock awards ("RSAs”), and RSUs. Options granted under the Plan may be either incentive stock options (“ISOs”) or stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors). Awards granted under the 2017 Plan generally vest based on service over various periods ranging from immediately to five years. Certain performance-based awards vest upon the occurrence of a qualified liquidity event (including a change in control or IPO), while some awards may accelerate vesting upon such an event. Options expire as determined by the Board of Directors but not more than ten years after the date of grant, unless the holder of an ISO owns more than 10% of the voting power in the Company, in which case the term cannot exceed five years. The Company had no shares of common stock available for issuance under the 2017 Plan, as of March 31, 2026.

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

2025 Employee Stock Purchase Plan

In August 2025, the Board of Directors adopted, and the Company's shareholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to the Company's employees. The option purchase price will be designated by the ESPP administrator but will not be less than 85% of the fair market value of a share of the Company's common stock on the applicable enrollment date or the applicable exercise date, whichever is lower. A total of 3.2 million shares of the Company's common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each fiscal year beginning in 2026 by an amount equal to the lesser of (i) 1.0% of the shares outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser amount determined by the Company's Board of Directors; provided, however, that no more than 3.2 million shares may be issued per year in total under the ESPP.

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

During the three months ended March 31, 2026, the Company granted RSUs to certain employees under the 2025 Plan. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs granted generally vest over the requisite service period specified in each award agreement. Unvested RSUs are forfeited upon termination of employment, unless otherwise provided under the award terms.

A summary of the Company's RSU activity for the three months ended March 31, 2026 is presented below:

	RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	3,889	$38.94
Granted	402	24.34
Vested	(13)	45.00
Canceled / forfeited	(116)	30.24
Unvested as of March 31, 2026	4,162	$37.77

The total fair value of RSUs vested during the three months ended March 31, 2026 was $0.3 million. Total unrecognized compensation cost related to unvested RSUs was $136.4 million, which is expected to be recognized over a weighted‑average period of 3.3 years.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Stock Options

The following table summarizes the stock option activity during the three months ended March 31, 2026:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Balance, December 31, 2025	15,365	$1.31	7.44
Options granted	—	—	—
Options exercised	(791)	1.30	—
Options canceled	(165)	1.42	—
Balance, March 31 , 2026	14,409	$1.32	7.09
Vested and exercisable	12,665	$1.31	6.96
Unvested	1,744	$1.36	8.03

The Company did not grant any employee stock options for the three months ended March 31, 2026. The weighted-average grant date fair value of employee stock options granted was $0.22 per share during the three months ended March 31, 2025. Unrecognized compensation expense related to stock options, which are expected to be recognized over a weighted-average period of 1.89 years and 3.2 years, was $1.7 million and $3.0 million as of March 31, 2026 and 2025, respectively. The aggregate intrinsic value of the options outstanding was $388.9 million and $0.6 million for the years ended March 31, 2026 and 2025, respectively. The aggregate intrinsic value of the options exercisable was $341.7 million and $0.3 million for the years ended March 31, 2026 and 2025, respectively. The Company received cash proceeds of $0.5 million and $0.4 million from the exercise of stock options during the years ended March 31, 2026, and 2025, respectively.

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

(in thousands, except per share amounts)

(unaudited)

Stock-Based Compensation Expense

Total stock-based compensation expense related to options and RSUs was allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended March 31,
	2026	2025
Research and development	$5,705	$118
Selling, general and administrative	6,807	313
	$12,512	$431

15. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.

The Company recognized $0.1 million of income tax expense for the three months ended March 31, 2026. The Company had no income tax expense for the three months ended March 31, 2025, which was primarily attributable to the valuation allowance established against U.S. federal and state deferred income tax assets.

16. Related Party Transactions

Investments and Debts

The following transactions occurred between the Company and AE Industrial, which beneficially owned 36.68% of the Company's common stock outstanding as of March 31, 2026. Even though the Company is part of AE Industrial’s portfolio of companies, it is not a part of AE Industrial’s consolidated tax return and files its tax returns independently.

During the three months ended March 31, 2025, AE Industrial purchased 0.3 million shares of the Series D-1 Preferred Stock for an aggregate purchase price of $5.0 million. During the three months ended March 31, 2026, there were no such purchases by AE Industrial.

Accounts Payable and Expenses

On August 8, 2025, the Company entered into an Amended and Restated Consulting Agreement (the “Consulting Agreement”) with AE Industrial Operating Partners, LLC (“AE Operating”), an affiliate of AE Industrial. Under the Consulting Agreement, the Company will pay AE Operating an annual fee of approximately $2.4 million for consulting and advisory services until the earlier of August 8, 2027, or the time AE Industrial beneficially owns less than 10% of the Company’s outstanding common stock. Expenses recorded under this agreement for the three months ended March 31, 2026 were $0.5 million.

In addition to AE Operating, G.S. Precision and Redwire Corporation are also related parties of the Company, as these entities are part of AE Industrial’s investment portfolio and share a common board of directors.

The following is a summary of the Company’s related party accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025, and related party research and development and selling, general, and administrative expenses:

	March 31,	December 31,
	2026	2025
Accounts payable and accrued expenses:
Redwire Corporation	$81	$330
AE Operating	500	—
	$581	$330

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Expenses:
Redwire Corporation	$480	$103
AE Operating	900	150
	$1,380	$253

In the normal course of business, the Company engages in transactions with certain vendors and customers where AE Industrial maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For the three months ended March 31, 2026, transactions with other companies in AE Industrial’s investment portfolio were not material to the Company’s unaudited condensed consolidated financial statements.

17. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, RSUs, convertible notes and stock options. For the three months ended March 31, 2026 and 2025, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive. The Company has determined that all series of Preferred Stock are participating securities under the two-class method, however, holders of the Preferred Stock are not required to fund losses. Dividends have been accreted for the Company’s outstanding shares of Series C, Series D-1 and Series D-3 Preferred Stock (refer to Note 13. Stockholders’ Equity and Redeemable Convertible Preferred Stock for further detail).

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2026	2025
Numerator:
Consolidated net loss	$(96,676)	$(60,093)
Less: Accretion of dividends of Series C Preferred Stock	—	5,579
Less: Accretion of dividends of Series D-1 Preferred Stock	—	6,609
Net loss available to common stockholders	$(96,676)	$(72,281)
Denominator:
Weighted-average common shares outstanding – basic and diluted	159,639	13,442
Net loss per share attributable to common stockholders – basic and diluted	$(0.61)	$(5.38)

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

A summary of the total number of securities excluded from diluted net loss per share that could be potentially dilutive in the future is as follows:

	Three Months Ended March 31,
	2026	2025
Convertible Series Seed Preferred Stock	—	2,023
Convertible Series Seed-1 Preferred Stock	—	3,273
Convertible Series A Preferred Stock	—	6,005
Convertible Series B Preferred Stock	—	5,869
Convertible Series C Preferred Stock	—	11,159
Convertible Series D-1 Preferred Stock	—	17,305
Convertible Series M Preferred Stock	—	2,812
Series J Warrants	646	646
Common Warrants	—	1,045
Stock options	14,409	15,226
RSUs	4,162	—
Total	19,217	65,363

18. Segment and Geographical Information

The Company has determined that it operates in one operating segment and as a result, manages its operations and allocates resources as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM uses net income or loss to evaluate the return on assets and to determine investment opportunities related to product development, platform enhancements, and new technologies. The CODM also uses net income or loss to monitor budget versus actual results. In the first quarter of fiscal 2026, the Company refined its segment reporting to better reflect how the CODM evaluates segment performance. Prior period segment results have been recast to conform to the current period presentation.

The following table includes the significant expense categories and amounts that are regularly provided to the CODM:

	For the Three Months Ended March 31,
	2026	2025 (Recast)
Revenue	$80,879	$55,855
Less:
Stock-based compensation expense	(12,512)	(431)
Depreciation and amortization(1)	(11,453)	(3,996)
Amortization of acquired intangibles	(5,000)	—
Cost of sales(2)	(61,625)	(52,651)
Research and development(3)	(57,037)	(44,936)
Selling, general, and administrative(4)	(26,934)	(9,932)
Interest income	5,974	1,028
Interest expense	(3,682)	(6,192)
Change in fair value of warrant liability	(3,684)	3,073
One-time costs related to the IPO(6)	—	(2,453)
Transaction-related expenses	(1,909)	—
Gain on settlement of contingent liabilities	381	—
Provision for income taxes	(67)	—
Other (expense) income, net(5)	(7)	542
Consolidated net loss	$(96,676)	$(60,093)

(1) Depreciation and amortization excludes the amortization of acquired intangibles, which is presented separately.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

(2) Cost of sales excludes depreciation and amortization, and interest expense, which are presented separately.

(3) Research and development excludes depreciation and amortization, and stock-based compensation expense, which are presented separately.

(4) Selling, general, and administrative excludes depreciation and amortization, amortization of acquired intangibles, stock-based compensation expense, one-time costs related to the IPO, and transaction-related expenses, which are presented separately.

(5) Other (expense) income, net, excludes interest income, interest expense, change in fair value of warrant liability, and gain on settlement of contingent liabilities, which are presented separately.

(6) Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.

The measure of segment assets, including goodwill, is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. Assets provided to the CODM are consistent with those reported on the unaudited condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents, and short-term investments, and there are no other significant segment assets that would require disclosure or are regularly provided to the CODM.

The Company did not recognize revenue or hold material property and equipment outside of the United States for the three months ended March 31, 2026 and 2025, and as of March 31, 2026 and December 31, 2025, respectively.

19. Subsequent Events

Second Amendment to Credit Agreement

On April 3, 2026, the Company amended its credit agreement. The amendment, among other things, increased the commitments under the Revolving Credit Facility by $45.0 million for an aggregate principal amount of $305.0 million. The amendment also increased the interest spread applicable to the loan under the Revolving Credit Facility by 0.25%. After giving effect to the amendment, the loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at the Company’s option, either (a) term SOFR plus a 3.25% spread or (b) an alternative base rate (as set forth in the credit agreement) plus a 2.25% spread. In addition, the Amendment removed the minimum free cash flow maintenance covenant and adjusted the minimum liquidity maintenance covenant to require $381.3 million of minimum liquidity, tested as of the last day of each calendar month (commencing with the calendar month ending April 30, 2026). In connection with the amendment, the Company incurred $1.0 million in debt issuance costs.

The Company has evaluated subsequent events from March 31, 2026 through the date the financial statements were available to be issued and has determined there are no other subsequent events that require disclosure or recognition in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the sections entitled “Risk Factors”, “Cautionary Note Regarding Forward-Looking Statements” and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Certain information contained in this discussion and analysis includes forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

Our company is a market-leading space and defense technology company providing comprehensive mission solutions to national security, government, and commercial customers with an established track record of success. Our mission is to reliably and repeatedly launch, land, and operate space systems from Earth to the Moon and beyond. Backed by our world-class team and proven technology, we have designed, developed, and deployed our class-leading launch vehicles and dynamic spacecraft solutions, to support critical customer missions across the space domain. We operate as a single reportable segment and serve this critical domain through our differentiated and scalable platforms of Launch and Spacecraft Solutions. Our offerings include:

Launch: Our launch vehicles provide dedicated and responsive launch capabilities for national security, government, and commercial customers. We are the only U.S. company with a liquid-powered orbital launch vehicle in the 1,000-kilogram payload class. Our Alpha launch vehicle employs a distinct combination of technologies designed to ensure high performance and efficiency at low cost. It uses a unique lightweight, rigid, and thermally insulated carbon composite technology for both the primary rocket structure as well as the propellant tanks, which ensures more of the usable mass goes to the mission payload. Alpha is also powered by our patented tap-off cycle engine technology, which is more efficient than legacy systems and provides greater reliability by employing fewer parts than those in traditional rocket engines. We have utilized this proprietary technology to develop and test all our rocket engines in-house. Alpha has five engines: four first stage Reaver engines, and one second stage Lightning engine. In addition to its track record of successful, dedicated, and responsive launch, Alpha is also designed to support testing of hypersonic payloads, providing significant growth opportunities for hypersonic deterrents, reconnaissance, and future national security needs. We are also expanding our launch pad operations from Vandenberg Space Force Base to add Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden to support more missions, customers, and additional launch cadence opportunities. Built in collaboration with the SSC Space, the launch pad in Sweden will be our first expansion outside the U.S. and an initial step in our international market strategy. Sweden represents a proving ground for expansion of Alpha production and operations to U.S. allied nations – such as the United Kingdom, Japan, South Korea, Australia, and additional opportunities in Europe and the Middle East – as we look to serve global market demand for a sovereign-led franchise business model.

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

Spacecraft Solutions: Firefly is the only company to achieve a fully successful Moon landing, completing 100% of our mission objectives set out before launch. Following Blue Ghost Mission 1, we have a total of three additional missions under NASA CLPS task orders. We expect our Blue Ghost lander to fly regular missions to the Moon, with payload services customized to the technology and exploration goals of our customers. Offering ride-share opportunities and dedicated missions, Blue Ghost is built to host and deliver payloads nearly anywhere on the lunar surface and other planetary bodies. Blue Ghost Mission 2 is expected to land on the far side of the Moon and conduct at least 10 days of lunar surface operations with the Blue Ghost lander, with an Elytra spacecraft supporting as a communications relay. This Elytra spacecraft is expected to remain operational in lunar orbit for up to five years. Blue Ghost Mission 2 is fully manifested with both NASA and commercial payloads, including a commercial rover and a ride-sharing international satellite. Blue Ghost Mission 3 will deliver NASA and commercial payloads to the Gruithuisen Domes and we have selected Blue Origin as a partner to develop a rover to be delivered to the lunar surface. Blue Ghost Mission 4 was awarded in July 2025 by NASA and will land at the Moon’s south pole region.

Elytra is a dynamic spacecraft that is highly maneuverable and extensible to perform hundreds of rendezvous proximity operations in support of space domain awareness and warfighting missions, long-range communications relay missions, on-orbit edge processing missions, and advanced Space Exploration missions. A constellation of Elytra is expected to power a future long-haul communications relay for multiple customers. Blue Ghost and Elytra are highly complementary and compatible technologies that share a common core. Most of Elytra’s core hardware and software were proven at a variety of orbits through Blue Ghost’s successful Mission 1. As part of our end-to-end space services, Elytra offers robust on-orbit solutions and responsive defense capabilities when and where customers need them. Elytra is currently contracted to perform a responsive on-orbit mission in support of the U.S. Department of War’s (the “DoW”) Defense Innovation Unit (“DIU”). During this mission, Elytra will serve as a space maneuver vehicle to perform a series of on-orbit tasks including space domain awareness operations in Low Earth Orbit (“LEO”). Available to launch on Alpha and Eclipse, our Elytra vehicles are positioned to service the entire lifecycle of government and commercial missions. This unique interoperability makes Firefly a one-stop shop and partner of choice for national security, government, and commercial customers requiring these capabilities.

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

Customers: Our track record of success and our reputation as a trusted provider for our customers results in a highly attractive, diversified business model defined by significant backlog and cash flow visibility. Strong customer demand backs our financial profile with approximately $1.3 billion in backlog and multi-launch agreements across our product lines as of March 31, 2026. Underpinning our financial profile is the combination of efficient contract structure and milestone-based billing. Before launch, we typically have collected approximately 90% of the total contract value, which is highly advantageous as production ramps. We are also differentiated in our ability to successfully execute on firm-fixed-price contracts. We are ahead of the curve as the industry shifts in favor of firm-fixed-price contracts and are well-positioned to capitalize on this change. The addition of SciTec further diversified our customer base and added a mixture of cost-plus and firm-fixed-price contracts.

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

Operations: We strategically deploy capital to build state-of-the-art infrastructure to design, produce, test, and manufacture our products to the highest standard at a regular cadence. Our four primary facilities – Nexus corporate headquarters, Hive and Cortex spacecraft facilities, and Rocket Ranch manufacturing and testing site–are only 25 miles apart, providing unique proximity between design, manufacturing, and production. The proximity of our core facilities enables agile and rapid vehicle development and production at lower cost versus competitors.

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

Additionally, we have deep, long-term relationships with our key suppliers. By maintaining a vertically-integrated manufacturing process, we are less reliant on the timelines of outside suppliers and reduce risk within our supply chain.

Our full suite of manufacturing capabilities is supplemented by multiple launch sites, both active and under development, which will continue to enhance flexibility and responsiveness for our missions. We are currently launching from the Vandenberg Space Force Base launch site in California. Launch sites are under construction at Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden, and we are pursuing additional opportunities to unlock future launch pad capacity. Our significant scale and unique blueprint are strategically planned to support our increasing launch cadence as we grow.

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

We view backlog as a key measure of our future business prospects. We monitor our backlog because we believe it is a forward-looking indicator of potential sales which can be helpful to investors in evaluating the performance of our business and identifying trends over time. Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments, or contract cancellations may occur, which could result in a reduction in our total backlog and potential future revenue that never gets recognized.

	March 31,	December 31,
($ in thousands)	2026	2025
Backlog	$1,293,178	$1,351,054

The following amounts relate to executed multi-launch agreements where the missions have not yet been scheduled as of the backlog date. These amounts are included as part of the total backlog.

	March 31,	December 31,
($ in thousands)	2026	2025
Multi-launch agreement backlog	$344,800	$344,800

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

Ability to Continue the Expansion of Launch and Spacecraft Solutions Mission Operations

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

We expect to continue to ramp up our launch cadence as we increase our production rate on Alpha rockets, and complete development of Eclipse. We successfully completed our first lunar landing on March 2, 2025, with three additional Blue Ghost missions planned through 2029. Empowered by our successful Blue Ghost mission and common technologies across spacecraft, we believe we are well positioned to unlock adjacent markets and contracts via our multi-mission orbital vehicle, Elytra. Any delays in commencing our missions, including due to delays or cost overruns in obtaining licenses or other regulatory approvals, launch delays or failures (for example, failures similar to the event on September 29, 2025 during the testing of our Alpha Flight 7 rocket at our facility in Briggs, Texas, which resulted in damage to the test stand but no material impact to our results of operations), or entering into future agreements with additional customers could adversely impact our ability to generate revenue, results of operations, and growth plans. We have approximately $1.3 billion in backlog, as of March 31, 2026, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our backlog.

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

Ability to Continue to Innovate and Expand our Service Offerings

To continue gaining market share and attracting customers, we plan to continue to make substantial investments in research and development (“R&D”) for the continued enhancements of our Launch and Spacecraft Solutions. Our growth opportunity is dependent on our continued ability to expand our addressable launch market, win lunar and orbital missions and expand our portfolio of services related to those offerings. For instance, building on our launch, lander, transit, and operations success with Alpha and Blue Ghost, we are on track for our offerings to facilitate payload hosting services, transport services, utility services, and data services in LEO, MEO, and GEO. Our acquisition of SciTec adds the development of adaptable missile defense and mission data processing capability to our Spacecraft Solutions service portfolio. We plan to continue to forge strategic partnerships with industry leaders to enhance our technological capabilities and market reach.

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

Generally, our Spacecraft Solutions contracts do not contain an embedded lease because the Company is able to derive more than insignificant economic benefits from the various capabilities provided through these contracts. However, in the limited instances when the customer obtains substantially all of the economic benefits, determined at contract inception, the contract is determined to include an embedded lease. For such arrangements, the Company has determined that the customer is the deemed accounting owner of the asset during the construction period. As a result, the Company determined it is providing services for the integration and delivery of the customer payload for those arrangements, and accounts for them based on the guidance for contracts with customers.

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

Cost-reimbursable, cost-plus, and time-and-materials contracts with the U.S. government are generally subject to the Federal Acquisition Regulations (“FAR”) and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.

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

Interest Expense – consists primarily of interest expense incurred on borrowings under our Revolving Credit Facility.

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

Results of Operations

The following discusses our results of operations for the three months ended March 31, 2026 and 2025.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Revenue	$80,879	$55,855	$25,024	45%
Cost of sales	63,418	53,635	9,783	18%
Gross profit	17,461	2,220	15,241	687%
Operating expenses
Research and development	67,509	48,012	19,497	41%
Selling, general, and administrative	45,620	12,752	32,868	258%
Total operating expenses	113,129	60,764	52,365	86%
Loss from operations	(95,668)	(58,544)	(37,124)	(63%)
Other expense
Change in fair value of warrant liability	(3,684)	3,073	(6,757)	*
Interest income	5,974	1,028	4,946	481%
Interest expense	(3,605)	(6,192)	2,587	42%
Gain on settlement of contingent liabilities	381	—	381	*
Other (expense) income, net	(7)	542	(549)	*
Total other expense, net	(941)	(1,549)	608	39%
Loss before provision for income taxes	(96,609)	(60,093)	(36,516)	(61%)
Provision for income taxes	(67)	—	(67)	*
Net loss and comprehensive loss	$(96,676)	$(60,093)	$(36,583)	(61%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Launch revenue	$13,252	$5,170	$8,082	156%
Spacecraft Solutions revenue	67,627	50,685	16,942	33%
Total revenue	$80,879	$55,855	$25,024	45%

Total revenue increased by $25.0 million, or 45%, to $80.9 million during the three months ended March 31, 2026 from $55.9 million during the three months ended March 31, 2025, primarily driven by the factors discussed below.

Launch Revenue

Launch revenue increased by $8.1 million, or 156%, to $13.3 million during the three months ended March 31, 2026 from $5.2 million during the three months ended March 31, 2025, primarily due to our successful Alpha Flight 7 launch, increased progress on Eclipse design and manufacturing, and engineering services contracts related to the development of launch facilities.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $16.9 million, or 33%, to $67.6 million during the three months ended March 31, 2026 from $50.7 million during the three months ended March 31, 2025 driven by contributions from SciTec, and continued progress on Blue Ghost Missions 2, 3, and 4. The first quarter of 2025 included revenue related to the successful completion of Blue Ghost Mission 1.

Cost of Sales

Cost of sales increased by $9.8 million, or 18%, to $63.4 million during the three months ended March 31, 2026 from $53.6 million during the three months ended March 31, 2025, aligning with the increases in revenue related to our Spacecraft Solutions and Launch programs.

Research and Development

Research and development costs increased by $19.5 million, or 41%, to $67.5 million during the three months ended March 31, 2026 from $48.0 million during the three months ended March 31, 2025. The growth is primarily driven by an increase in costs related to the Alpha program associated with the launch of Alpha Flight 7 and ramping production on our Alpha Block II configuration upgrade, stock-based compensation expense, depreciation and amortization from newly acquired assets being placed into service, and other R&D efforts.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $32.9 million, or 258%, to $45.6 million during the three months ended March 31, 2026 from $12.8 million during the three months ended March 31, 2025, the increase was primarily driven by including a full quarter of SciTec expenses, stock-based compensation expense, and growth in our corporate infrastructure to support public company operations.

Interest Income

Interest income increased by $4.9 million, or 481%, to $6.0 million during the three months ended March 31, 2026 from $1.0 million during the three months ended March 31, 2025, reflecting interest income earned on the strategic investment of our IPO proceeds for the benefit of our working capital.

Interest Expense

Interest expense decreased by $2.6 million, or 42%, to $3.6 million during the three months ended March 31, 2026 from $6.2 million during the three months ended March 31, 2025. Interest expense during the first quarter of 2026 was primarily comprised of interest on the Revolving Credit Facility. Interest expense during the first quarter of 2025 was primarily comprised of interest related to the Term Loans.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss adjusted for provision for income taxes, interest income, interest expense, depreciation and amortization, stock-based compensation expense, the change in fair value of warrant liability, certain one-time costs related to the IPO, transaction-related expenses, and gain on settlement of contingent liabilities. In addition to net loss, we use Adjusted EBITDA to evaluate our business, measure its performance, and make strategic decisions.

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

The table below presents Adjusted EBITDA, reconciled to net loss for the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Net loss	$(96,676)	$(60,093)
Adjusted for:
Provision for income taxes	67	—
Interest income	(5,974)	(1,028)
Interest expense	3,682	6,192
Depreciation and amortization	16,453	3,996
Stock-based compensation expense	12,512	431
Change in fair value of warrant liability	3,684	916
One-time costs related to the IPO(1)	—	2,453
Transaction-related expenses	1,909	—
Gain on settlement of contingent liabilities	(381)	—
Other(2)	15	—
Adjusted EBITDA	$(64,709)	$(47,133)

(1) Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.

(2) Other includes loss on foreign exchange.

Free Cash Flow

Free Cash Flow is a non-GAAP financial measure. We define Free Cash Flow as net cash used in operating activities, less purchases of property and equipment and internal-use software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from or used in operations, after purchases of property and equipment and internal-use software, that (after any debt service requirements or other non-discretionary expenditures not otherwise deducted from the measure) can be used for strategic initiatives, including continuous investment in our business and strengthening our balance sheet.

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

The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash used in operating activities	$(62,545)	$(56,537)
Purchases of property and equipment and internal-use software	(16,345)	(2,654)
Free Cash Flow	$(78,890)	$(59,191)

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

As of March 31, 2026, our working capital position was in a surplus, in which our current assets exceeded our current liabilities. We often make advanced payments to suppliers for services that have not yet been received that are recorded as current or non-current assets depending on whether they are expected to be settled within a year. Additionally, as of March 31, 2026, our current deferred revenue totaled $146.2 million. This is primarily due to the timing and nature of our deferred revenue where advanced payments and billings in excess of revenues recognized are recorded as deferred revenue and recognized into revenue as we satisfy the underlying performance obligation. Due to the nature of our supplier and customer contracts as well as the timing of payments, we expect to continue to fluctuate between a surplus and a deficit of net working capital.

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

As of March 31, 2026, our cash and cash equivalents, and short-term investments amounted to $551.6 million, and our financial debt amounted to $26.8 million. The Revolving Credit Facility was undrawn as of March 31, 2026. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in our accumulated deficit of $1.1 billion as of March 31, 2026. We believe that our cash and cash equivalents, and short-term investments, in addition to our available Revolving Credit Facility, will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to raise additional capital and, over time, our ability to generate positive cash flows from operations. Further, our liquidity is affected by government budget and spending levels, and if a future prolonged government shutdown occurs, we could be at risk of reduced orders, program cancellations, and other disruptions and nonpayment.

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

See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

On April 3, 2026, we further amended the New Credit Agreement. The amendment, among other things, increased the commitments under the Revolving Credit Facility by $45.0 million, for an aggregate principal amount of $305.0 million. The amendment also increased the interest spread applicable to loans under the Revolving Credit Facility by 0.25%. In addition, the amendment removed the minimum free cash flow maintenance covenant and adjusted the minimum liquidity maintenance covenant to required $381.3 million of minimum liquidity, tested as of the last day of each calendar month (commencing with the calendar month ending April 30, 2026).

The Revolving Credit Facility matures on August 8, 2028. Prior to giving effect to the April 3, 2026 amendments, the loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at our option, either (a) term SOFR plus a 3.00% spread or (b) an alternative base rate (as set forth in the New Credit Agreement) plus a 2.00% spread. A commitment fee of 0.375% per annum is applied on the unused commitments under the Revolving Credit Facility. After giving effect to such amendment, the loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at the Company's option, either (a) term SOFR plus a 3.25% spread or (b) an alternative base rate (as set forth in the Credit Agreement) plus a 2.25% spread.

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

In addition, the Revolving Credit Facility requires us to comply with the following financial covenants (subject to certain equity cure rights):

•
Maintenance of minimum liquidity of $381.3 million, tested as of the last day of each calendar month (commencing with the calendar month ending April 30, 2026).
•
At our election, and upon our achieving positive consolidated EBITDA (as calculated under the New Credit Agreement) (a “Leverage Covenant Triggering Event”), the minimum liquidity covenant will no longer be applicable, and our sole financial covenant following a Leverage Covenant Triggering Event will be maintenance of maximum first lien net leverage ratio not to exceed 4.00:1.00, tested as of the last day of each fiscal quarter.

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

Borrowings under the Revolving Credit Facility may vary significantly from time to time depending on our cash needs at any given time. On February 18, 2026, we repaid the entire $260.0 million in aggregate principal amount drawn under the Revolving Credit Facility. As of March 31, 2026, the Revolving Credit Facility remained undrawn, and it continued to remain undrawn as of the date of this report.

On April 3, 2026, we amended the New Credit Agreement. The amendment, among other things, increased the commitments under the Revolving Credit Facility by $45.0 million for an aggregate principal amount of $305.0 million. The amendment also increased the interest rate spread applicable to outstanding loans under the Revolving Credit Facility by 0.25% per annum. In addition, the amendment removed the minimum free cash flow maintenance covenant and adjusted the minimum liquidity maintenance covenant to require $381.3 million of minimum liquidity, tested as of the last day of each calendar month (commencing with the calendar month ending April 30, 2026).

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

Cash Flows

The following table summarizes our cash flows, for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
($ in thousands)
Net cash used in operating activities	$(62,545)	$(56,537)	$(6,008)	(11%)
Net cash used in investing activities	$(141,337)	$(2,654)	$(138,683)	(5,225%)
Net cash (used in) provided by financing activities	$(262,905)	$113,907	$(376,812)	(331%)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $6.0 million, or 11%, to $62.5 million for the three months ended March 31, 2026 compared to $56.5 million for the three months ended March 31, 2025.

During the three months ended March 31, 2026, we received $71.1 million in operating cash inflows from customers, primarily driven by cash received upon the completion of milestones and for progress achieved under our contracts. Operating cash outflows were $133.6 million, comprised of payments for labor and contractor costs, purchases of materials used in the manufacturing and development of our products, and general corporate expenses. Depending on the stages of completion of our various projects, our working capital balances will fluctuate throughout the year due to the timing of cash payments and cash receipts.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $138.7 million, or 5,225%, to $141.3 million during the three months ended March 31, 2026 compared to $2.7 million during the three months ended March 31, 2025.

During the three months ended March 31, 2026, net cash used by investing activities was comprised of $125.0 million paid into short-term time deposits with maturities between nine and twelve months as part of our treasury management strategy. We paid $16.3 million for investments in our property and equipment infrastructure and internal-use software during the quarter.

During the three months ended March 31, 2025, net cash used by investing activities primarily consisted of $2.7 million in purchases of property and equipment and internal-use software.

Net Cash Used in Financing Activities

Net cash used by financing activities increased by $376.8 million, or 331%, to an outflow of $262.9 million for the three months ended March 31, 2026 compared to an inflow of $113.9 million for the three months ended March 31, 2025.

During the three months ended March 31, 2026, net cash used in financing activities primarily consisted of $260.0 million to repay the aggregate principal amount then drawn under the Revolving Credit Facility.

During the three months ended March 31, 2025, net cash provided by financing activities primarily consisted of $115.3 million of proceeds from the issuance of convertible preferred stock.

Contractual Obligations and Commitments

Lease Commitments

We lease buildings, launch sites, office facilities, machineries, and computer equipment. These leases are classified as operating or financing leases with various expiration dates through 2042. Our total remaining lease obligations as of March 31, 2026 are $26.2 million, with $3.1 million due in less than one year. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our lease commitments.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates, and assumptions that impact the reported amount of net sales and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate, or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and the use of different judgments, estimates, and assumptions could have a material impact on our unaudited condensed consolidated financial statements. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

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

Warrants

Our warrants are liability-classified on the consolidated balance sheets and, therefore, are recorded at fair value at each reporting period. Following the IPO, we determined the fair value of the warrant liability based on a Black-Scholes option-pricing valuation model and classifies the warrants as Level 2. The most significant estimate in the Black-Scholes model is the derived volatility due to the short trading history of our shares. Prior to our IPO, the Level 3 significant unobservable inputs used in the fair value measurement of our warrant liability were volatility, term, discount for lack of marketability and probability weighting based on different scenarios including change of control, IPO, and default.

On August 8, 2025, in connection with our IPO, all outstanding Common Warrants were automatically exercised into 1.0 million shares of common stock. In addition, 0.6 million shares of common stock are reserved for issuance upon exercise of the outstanding Series J Warrants.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. We test goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year.

When testing goodwill for impairment, we first perform a qualitative assessment. If we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a one-step impairment test is required. If we determine it is not more likely than not a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. To identify whether a potential impairment exists, we compare the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, then such balance would be recorded as an impairment loss. We performed our most recent qualitative analysis as of October 1, 2025, where we determined the fair value of our reporting unit with goodwill substantially exceeded its carrying value.

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

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of this extended transition period, which means that when a standard is issued or revised and has different application dates for public or private companies, we, as an emerging growth company, may adopt the new or revised standard at the time private companies are required to adopt the new or revised standard. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

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

Interest Rate Risk

Although we did not have any fixed-rate debt outstanding as of March 31, 2026, we are exposed to interest rate risk primarily though our Revolving Credit Facility. As of March 31, 2026, there were no borrowings under the Revolving Credit Facility, however, we may draw upon loans under the Revolving Credit Facility in the future. Loans that we may draw under the Revolving Credit Facility currently bear interest at a variable rate per annum equal to, at our option, either (i) term SOFR plus a 3.25% spread or (ii) an alternative base rate (as set forth under the New Credit Agreement) plus a 2.25% spread.

Credit Risk

Credit risk arises primarily from receivables from our customers. Credit risk is managed through ongoing credit evaluations of its customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivable. The maximum exposure to credit risk at the reporting date is primarily from accounts receivable, which amounted to $44.8 million and $46.1 million as of year ended March 31, 2026 and December 31, 2025, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15(d)-15(f) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

This information set forth under “Note 12 – Commitments and Contingencies – Legal Proceedings” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Part I—Item 1A—Risk Factor” of our most recent Annual Report on Form 10-K, with such factors incorporated herein by reference. There have been no material changes in our risk factors from those included in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1	Firefly Aerospace Inc. Amended Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2026).
10.2*

Second Amendment to Credit Agreement, dated as of April 3, 2026, among Firefly Aerospace Inc., the other loan parties thereto, the lenders and issuing banks party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.3

Employment Letter and Participation Agreement, dated as of April 16, 2026, by and between Firefly Aerospace Inc. and Jason Kim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2026).

10.4

Employment Letter and Participation Agreement, dated as of April 16, 2026, by and between Firefly Aerospace Inc. and Darren Ma (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2026).

10.5

Employment Letter and Participation Agreement, dated as of April 16, 2026, by and between Firefly Aerospace Inc. and Ramon Sanchez (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Date: May 4, 2026	By:	/s/ Darren Ma
Chief Financial Officer
(Principal Financial Officer)