Form 10-Q
period 2026-06-30
Firefly Aerospace Inc.
filed 2026-08-11
CIK 1860160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, the registrant had 167,404,645 shares of common stock, $0.0001 par value, outstanding.

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

Firefly Aerospace Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

Item 1. Financial Statements

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$459,817	$792,966
Short-term investments	175,447	100,008
Accounts receivable, net	58,114	46,129
Advanced payments, current	71,592	12,350
Contract assets	19,939	3,499
Other current assets	14,381	8,223
Total current assets	799,290	963,175
Advanced payments, less current portion	10,269	60,496
Property and equipment, net	186,057	163,738
Right-of-use assets - operating leases	18,869	13,938
Right-of-use assets - finance leases	2,919	3,735
Intangible assets, net	152,286	165,709
Goodwill	466,984	450,119
Other assets, less current portion	2,549	4,024
Total assets	$1,639,223	$1,824,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$57,823	$35,626
Accrued expenses	52,356	42,755
Accounts payable and accrued expenses – related parties	1,446	330
Operating lease liability, current	3,053	1,161
Finance lease liability, current	1,066	1,056
Deferred revenue, current	151,174	116,135
Notes payable, current	7,410	7,099
Other current liabilities	18,795	9,419
Total current liabilities	293,123	213,581
Operating lease liability, less current portion	20,818	15,832
Finance lease liability, less current portion	1,462	2,004
Deferred revenue, less current portion	58,365	92,565
Notes payable, less current portion	19,588	281,441
Warrant liability	16,604	12,294
Other liabilities, less current portion	6,338	17,278
Total liabilities	416,298	634,995
Commitments and contingencies (See Note 12)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 166,207 and 159,276 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital, net	2,432,182	2,210,201
Accumulated deficit	(1,209,274)	(1,020,279)
Total stockholders’ equity	1,222,925	1,189,939
Total liabilities and stockholders’ equity	$1,639,223	$1,824,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$117,683	$15,549	$198,562	$71,404
Cost of sales	93,808	11,554	157,226	65,189
Gross profit	23,875	3,995	41,336	6,215
Operating expenses
Research and development	71,532	45,774	139,041	93,786
Selling, general, and administrative	47,540	12,571	93,160	25,323
Total operating expenses	119,072	58,345	232,201	119,109
Loss from operations	(95,197)	(54,350)	(190,865)	(112,894)
Other income (expense), net
Change in fair value of warrant liability	(625)	(4,191)	(4,309)	(1,118)
Interest income	4,336	1,761	10,310	2,789
Interest expense	(1,794)	(6,998)	(5,399)	(13,190)
Gain on settlement of contingent liabilities	926	—	1,307	—
Other (expense) income, net	—	—	(7)	542
Total other income (expense), net	2,843	(9,428)	1,902	(10,977)
Loss before (benefit) provision for income taxes	(92,354)	(63,778)	(188,963)	(123,871)
(Benefit) provision for income taxes	(35)	—	32	—
Net loss and comprehensive loss	(92,319)	(63,778)	(188,995)	(123,871)
Less: Accretion of dividends of Series C Preferred Stock	—	(5,363)	—	(10,942)
Less: Accretion of dividends of Series D-1 Preferred Stock	—	(10,856)	—	(17,465)
Less: Accretion of dividends of Series D-3 Preferred Stock	—	(266)	—	(266)
Net loss available to common stockholders	$(92,319)	$(80,263)	$(188,995)	$(152,544)

Net loss per common share
Basic and diluted	$(0.57)	$(5.78)	$(1.18)	$(11.17)
Weighted-average common shares outstanding
Basic and diluted	161,784	13,877	160,711	13,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(188,995)	$(123,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,888	7,916
Stock-based compensation	29,539	1,191
Change in fair value of warrant liability	4,309	5,107
Gain on settlement of contingent liabilities	(1,307)	—
Non-cash interest expense	821	3,586
Non-cash interest income	(2,361)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,838)	(4,634)
Advanced payments	(8,373)	38,778
Contract assets	(16,440)	—
Other assets	(3,145)	(4,238)
Accounts payable	20,849	(3,344)
Accrued expenses	9,610	2,245
Accounts payable and accrued expenses - related parties	1,116	355
Other liabilities	(11,344)	(11,190)
Right-of-use assets	1,846	986
Lease liabilities	876	(2,063)
Deferred revenue	839	4,557
Net cash used in operating activities	(144,110)	(84,619)
Cash flows from investing activities
Purchases of property and equipment and internal-use software	(41,089)	(11,837)
Purchases of short-term investments	(125,000)	—
Payments for acquisitions of businesses, net of acquired cash	(3,699)	—
Proceeds from sale of short-term investments	50,008	—
Net cash used in investing activities	(119,780)	(11,837)
Cash flows from financing activities
Proceeds from issuance of common stock	184,111	—
Payments of offering costs	(1,502)	—
Proceeds from issuance of Preferred Stock	—	184,116
Principal payments on finance leases	(532)	(883)
Payments on notes payable	(3,945)	(3,195)
Payments of debt issuance costs	(1,188)	(575)
Proceeds from repayment of employee note	25	383
Proceeds from issuance of notes payable	1,730	—
Repayment of Revolving Credit Facility	(260,000)	—
Proceeds from exercise of stock options, net of shares withheld for taxes	12,042	595
Net cash (used in) provided by financing activities	(69,259)	180,441
Net (decrease) increase in cash and cash equivalents and restricted cash	(333,149)	83,985
Cash and cash equivalents and restricted cash
Balance, beginning of period	792,966	137,558
Balance, end of period	$459,817	$221,543
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$459,817	$205,286
Restricted cash, current	—	829
Restricted cash, non-current	—	15,428
Total cash and cash equivalents and restricted cash at the end of the period	$459,817	$221,543

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$5,546	$11,101
Non-cash investing and financing activities
Increase in accounts payable for property and equipment	$1,112	$1,413
Property and equipment acquired through loans	$642	$—
Capitalized interest (paid-in-kind)	$—	$573
Equity issued for business combination	$10,144	$—
Deferred offering costs payable	$1,055	$—
Debt issuance costs incurred but unpaid	$117	$—
Issuance of debt in exchange of software licenses and obligations	$—	$664
Acquisition of internal-use software licenses and obligations	$3,541	$—
Right-of-use asset acquired in exchange for operating lease liabilities	$5,066	$—
Right-of-use asset acquired in exchange for finance lease liabilities	$—	$1,625
Non-cash purchase consideration for acquisition of businesses	$5,438	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Equity
Balance as of December 31, 2025	—	$—	159,276	$17	$2,210,201	$(1,020,279)	$1,189,939
Common stock issued, net of shares withheld for employee taxes	—	—	791	—	(891)	—	(891)
Stock-based compensation	—	—	—	—	12,512	—	12,512
Net loss	—	—	—	—	—	(96,676)	(96,676)
Balance as of March 31, 2026	—	$—	160,067	$17	$2,221,822	$(1,116,955)	$1,104,884
Common stock issued, net of shares withheld for employee taxes	—	—	1,624	—	1,577	—	1,577
Stock-based compensation	—	—	—	—	17,027	—	17,027
Issuance of common stock, net of underwriting discounts and other offering costs	—	—	4,000	—	181,612	—	181,612
Issuance of common stock related to acquisitions of businesses	—	—	516	—	10,144	—	10,144
Net loss	—	—	—	—	—	(92,319)	(92,319)
Balance as of June 30, 2026	—	$—	166,207	$17	$2,432,182	$(1,209,274)	$1,222,925

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Deficit
Balance as of December 31, 2024	41,588	$759,582	13,241	$1	$—	$(767,623)	$(767,622)
Common stock issued, net of shares withheld for employee taxes	—	—	489	1	747	—	748
Stock-based compensation	—	—	15	—	431	—	431
Issuance of Series D-1 Preferred Stock	6,858	115,304	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	12,188	—	—	(1,178)	(11,010)	(12,188)
Net loss	—	—	—	—	—	(60,093)	(60,093)
Balance as of March 31, 2025	48,446	$887,074	13,745	$2	$—	$(838,726)	$(838,724)
Common stock issued, net of shares withheld for employee taxes	—	—	263	$—	231	$—	231
Stock-based compensation	—	—	—	—	760	—	760
Issuance of Series D-1 Preferred Stock	3,546	59,812	—	—	—	—	—
Issuance of Series D-3 Preferred Stock	551	10,000	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	16,485	—	—	(991)	(15,494)	(16,485)
Net loss	—	—	—	—	—	(63,778)	(63,778)
Balance as of June 30, 2025	52,543	$973,371	14,008	$2	$—	$(917,998)	$(917,996)

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

The Company is a space and defense technology company providing comprehensive mission solutions to national security, government, and commercial customers with an established track record of success. The Company’s mission is to reliably and repeatedly launch, land, and operate space systems from Earth to the Moon and beyond. Backed by a world-class team and proven technology, Firefly has designed, developed, and deployed its launch vehicles and dynamic spacecraft solutions to support critical customer missions across the space domain. The Company’s vertically-integrated approach encompasses the design, manufacturing and operation of small and medium launch vehicles, landers and spacecraft, as well as the development of complementary remote sensor, missile defense, and command and control software systems. Its purpose-built family of products aligns with the ongoing paradigm shift in government missions and procurement processes, where speed, efficiency, and economics drive customer decision-making. Through its offerings across launch and spacecraft solutions, its vertically-integrated product line, and its infrastructure, Firefly is a partner of choice for national security, government, and commercial customers for their critical space missions.

Since Firefly’s formation, it has established itself as a category leader across a diverse range of products and services that takes a comprehensive approach to providing a family of solutions to its customers’ space-based opportunities.

On October 31, 2025, the Company completed its acquisition of SciTec, Inc. (“SciTec”), a leader in advanced national security technologies. The acquisition advanced the Company’s comprehensive space services by adding mission-proven defense software analytics, remote sensor, and multi-phenomenology data expertise. SciTec’s core capabilities – which include missile warning, tracking and defense, intelligence, surveillance and reconnaissance, space domain awareness, and autonomous command and control – supplement Firefly’s launch, lunar, and in-space services. SciTec has further added ground and onboard data processing as well as AI-enabled systems designed for low latency operations to support advanced threat tracking and response across multiple domains.

As an early-stage company with a limited commercial operating history, Firefly is subject to all the risks and expenses associated with a start-up company. The Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel, and support the expense of marketing new products based on innovative technology. The Company expects to transition to operation as a manufacturing company, capable of producing and selling products at scale, on the date that the technological feasibility of the Alpha rocket is confirmed. The Company defines technological feasibility as satisfying three specific conditions: (i) reaching product qualification, (ii) achieving production readiness, and (iii) having successfully deployed a customer’s payload into its specific orbit and final destination. The Company has successfully deployed customer payloads into their specific orbits or destinations. The Company’s executive leadership comprised of at least the Chief Operating Officer and the Chief Technology Officer shall determine at what point the Company’s products have been fully qualified to reach technological feasibility and full-rate production. Until this determination is made, the Company has not recorded any inventory amounts, and all costs incurred are expensed.

The unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. From inception, the Company has incurred an accumulated deficit totaling $1.2 billion as of June 30, 2026, and has incurred $144.1 million and $84.6 million in negative cash flows from operations during the six months ended June 30, 2026 and 2025, respectively.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Prior Period Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.

Concentration of Credit Risk

The Company estimates expected credit losses based on relevant information about past events, including historical credit loss experience and current conditions, such as the length of time accounts receivable are past due, customer payment histories, any specific customer collection issues identified, current market conditions which may affect customer financial condition, and reasonable and supportable forecasts of future credit losses. When measuring expected credit losses, the Company pools similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses. The Company writes off accounts receivable that have become uncollectible.

Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. The Company’s revenue related to its major customers during the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Customer 1	41.3%	—	34.4%	—
Customer 2	16.2%	59.2%	15.3%	83.8%
Customer 3	14.6%	—	16.6%	—
Customer 4	1.0%	39.8%	2.9%	15.8%

The customers that accounted for 10% or more of the Company’s total accounts receivable were as follows:

	June 30,	December 31,
	2026	2025
Customer 1	26.3%	22.9%
Customer 2	24.3%	—
Customer 3	6.3%	12.8%
Customer 4	—	28.6%

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

Recently Adopted Accounting Pronouncements

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers by allowing the assumption that conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company elected to apply the practical expedient in its assessment of the allowance for credit losses as of January 1, 2026, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

3. Business Combinations

Space-ng

On June 23, 2026, the Company completed the acquisition of all of the outstanding capital stock of Space-ng Inc. (“Space-ng”) in exchange for purchase consideration of $16.0 million, consisting of approximately $0.4 million in cash, $2.3 million in deferred cash payments, $10.1 million in common stock, and $3.2 million of certain other net assets recorded by the Company related to arrangements in place between Firefly and Space-ng at the time of acquisition. Space-ng is a leader in AI-powered vision navigation and autonomous guidance systems. At the acquisition date, the fair value of the assets acquired was $17.7 million, inclusive of $2.5 million of finite-lived intangible assets and $13.5 million of goodwill. The fair value of liabilities assumed was $1.7 million. The Company issued 515,767 shares of common stock in connection with the acquisition. Of the total 515,767 shares issued, 142,955 shares were issued in exchange for unvested restricted stock of Space-ng and those shares remain subject to each holder’s continued employment with the

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Company over a period of four years. These shares were not accounted for as purchase consideration and will be accounted for separately as stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation.

Goodwill recognized from this acquisition, which was accounted for as a business combination under ASC 805, Business Combinations, is primarily attributable to expected synergies. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact of the acquisition on the Company’s consolidated financial results is not material.

SciTec

On October 31, 2025, the Company completed the acquisition of all of the outstanding capital stock of SciTec for a purchase price of $550.3 million, consisting of $277.4 million in cash, net of cash acquired, $269.6 million in common stock, and a $3.3 million post-closing working capital adjustment. SciTec has over four decades of experience and offers industry-leading AI-enabled defense software applications and big data processing capabilities in the forms of cloud-based, on-premise, and edge processing of high volumes of data from satellites across all orbits that are complementary to Firefly’s launch, lunar, and in-space vehicles. This acquisition is expected to complement the Company’s full-service hardware and software offerings to space and defense customers. SciTec is based in Princeton, New Jersey, and has facilities in Boulder, Colorado; El Segundo, California; Fairborn, Ohio; Huntsville, Alabama; and Herndon, Virginia.

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The table below sets forth the consideration paid, the fair value of the assets acquired, and liabilities assumed at the acquisition date, as well as the measurement period adjustments recorded as of June 30, 2026:

	Acquisition Date Amounts Recognized as of October 31, 2025	Adjustments	Acquisition Date Amounts Recognized, As Adjusted as of June 30, 2026
Consideration
Cash, net of cash acquired	$277,417	—	$277,417
Net working capital adjustment	—	3,321	3,321
Equity (issuance of common stock)	269,556	—	269,556
Total consideration, net of cash acquired	$546,973	$3,321	$550,294

Assets acquired and liabilities assumed
Short-term investments	$8,413	$—	$8,413
Accounts receivable	45,769	—	45,769
Other current assets	1,962	—	1,962
Property and equipment	7,718	—	7,718
Right-of-use assets	2,276	—	2,276
Intangible assets	153,000	—	153,000
Goodwill	433,022	3,321	436,343
Total assets	652,160	3,321	655,481

Accounts payable	11,178	—	11,178
Accrued expenses	49,780	—	49,780
Operating lease liabilities, current	711	—	711
Deferred revenue	1,770	—	1,770
Other current liabilities	840	—	840
Operating lease liabilities, non-current	3,716	—	3,716
Deferred tax liabilities	37,192	—	37,192
Total liabilities	105,187	—	105,187
Net assets acquired	$546,973	$3,321	$550,294

The fair value of the property and equipment, and working capital items including accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities, approximates their respective carrying values at the date of the acquisition, as well as the adjustments recorded during the measurement period. Operating lease liabilities were remeasured at the present value of the remaining lease payments using the Company’s incremental borrowing rate as of the acquisition date. The corresponding right-of-use assets were measured at an amount equal to the remeasured lease liabilities.

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

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Pro forma revenue	$61,116	$159,314
Pro forma net loss and comprehensive loss	$(67,614)	$(156,441)
Pro forma net loss per common share – basic and diluted	$(6.06)	$(13.55)

4. Revenue

The following table presents revenue disaggregated by type for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Launch revenue	$9,400	$6,349	$22,652	$11,519
Spacecraft Solutions revenue	108,283	9,200	175,910	59,885
Total revenue	$117,683	$15,549	$198,562	$71,404

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

Spacecraft Solutions Revenue

Spacecraft Solutions revenue includes revenue from contracts with commercial and government entities to provide end-to-end services to integrate payloads into Blue Ghost and Elytra for transport to the Moon and on-orbit space domain awareness missions, as well as to develop and provide software, sensor, and data processing capabilities for national defense missions. These contracts include firm-fixed-price, time and materials, and cost-plus pricing structures. For commercial payload services we consider the performance obligation to be the integration and delivery of customer payloads to specified destinations. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. For software, sensor, and data processing contracts, we consider the performance obligation to be the development and implementation of the contracted solution. These contracts require customers to make milestone payments as specific conditions and tasks are performed, or regular periodic payments as costs are incurred. Performance obligations are satisfied over time since either (1) the tasks are performed according to the customer’s specifications and create an asset with no alternative use to the Company, or (2) the customer receives and consumes benefits as work is completed and the Company has an enforceable right to payment for performance completed to date.

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

The Company has elected the following practical expedients for Launch and Spacecraft Solutions revenue: (1) the Company does not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less, (2) the Company recognizes revenue equal to the amount it has a right to invoice when the amount corresponds directly with the value to the customer of the Company’s performance to date, (3) the Company does not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good or service, and (4) the Company will allocate the total consideration expected to be received from the customer to the total goods or services expected to be provided to the customer, including any expected contract term renewals.

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. Due to their nature, time and materials contracts contain variable consideration; however, in general, the Company’s performance obligations under time and materials contracts qualify for the “right to invoice” practical expedient. Under this practical expedient, the Company recognizes revenue over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services, as upon billing the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date. At June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $563.7 million. External factors, such as customer and supplier acceleration or delays, can affect the timing of revenue recognized on performance obligations. The Company expects to recognize approximately 42% of its remaining performance obligations as revenue within the next 12 months, and approximately 21% of its remaining performance obligations for the following 12 months, with the remaining approximately 37% expected to be recognized thereafter. The remaining performance obligations do not include variable consideration that was determined to be constrained.

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

Unbilled receivables are contract assets that are classified as trade receivables because only the passage of time is required before payment of that consideration is due. Unbilled receivables are recorded within accounts receivable on the unaudited condensed consolidated balance sheets. Contract assets that are not unbilled receivables are separately presented on the unaudited condensed consolidated balance sheets. Contract liabilities are recorded within deferred revenue on the unaudited condensed consolidated balance sheets.

Contract assets consisted of the following:

	June 30, 2026	December 31, 2025
Unbilled receivables	$21,001	$13,497
Contract assets	19,939	3,499
Total contract assets	$40,940	$16,996

Deferred revenue consisted of the following:

	June 30, 2026	December 31, 2025
Launch	$72,371	$77,843
Spacecraft Solutions	137,168	130,857
Total deferred revenue	$209,539	$208,700

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

During the six months ended June 30, 2026 and 2025, the Company recognized $53.3 million and $55.7 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of each period.

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

As a result of unfavorable changes in estimated contract costs during the three and six months ended June 30, 2026 the Company recorded new contract loss provisions for two of its firm-fixed-price contracts. As of June 30, 2026 and December 31, 2025, the Company recorded total contract loss provisions of $11.7 million and $8.0 million, respectively.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Machinery and equipment	$55,931	$47,124
Test stands	51,940	42,255
Buildings	60,762	48,999
Land and land improvements	5,800	5,123
Construction in progress	30,285	38,654
Furniture and fixtures	5,813	3,359
Computer equipment	6,398	5,713
Software	384	1,141
Vehicles	501	479
Leasehold improvements	19,786	12,984
Total	237,600	205,831
Less: Accumulated depreciation	(51,543)	(42,093)
Property and equipment, net	$186,057	$163,738

Depreciation expense was $6.0 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, and $14.7 and $7.9 for the six months ended June 30, 2026 and 2025, respectively, and was recorded in the unaudited condensed consolidated statements of net loss within cost of sales, research and development, and selling, general, and administrative expenses.

6. Accrued Expenses

Accrued expenses consisted of the following as of:

	June 30,	December 31,
	2026	2025
Payroll-related expenses	$31,241	$17,617
Professional services expenses	12,445	5,854
Other accrued expenses	8,670	19,284
Accrued expenses	$52,356	$42,755

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

7. Intangible Assets, Net

The intangible assets gross carrying amount and accumulated amortization as of June 30, 2026 and December 31, 2025 are detailed below.

		June 30, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software licenses	1-3 years	$13,645	$(3,817)	$9,828
Internally-developed software	3-5 years	311	—	311
Trade name and trademarks	5 years	18,000	(2,400)	15,600
Developed technology	10 years	76,480	(4,933)	71,547
Customer relationships	3-9 years	61,000	(6,000)	55,000
Total		$169,436	$(17,150)	$152,286

		December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	1-3 years	$18,484	$(2,442)	$16,042
Trade name and trademarks	5 years	18,000	(600)	17,400
Developed technology	10 years	74,000	(1,233)	72,767
Customer relationships	3-9 years	61,000	(1,500)	59,500
Total		$171,484	$(5,775)	$165,709

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

The Company capitalized $3.0 million of both internal-use software licenses and software-in-development during the three months ended June 30, 2026. Capitalized costs associated with software-in-development are not amortized until the related assets are substantially complete and ready for their intended use. Amortization expense related to the Company’s finite-lived intangible assets was $7.9 million for the three months ended June 30, 2026 and $15.2 million for the six months ended June 30, 2026. The Company did not recognize any amortization expense related to its finite-lived intangible assets for the three and six months ended June 30, 2025.

The table below presents expected amortization expense related to the Company’s intangible assets as of June 30, 2026:

2026 (for the remaining period)	$12,912
2027	24,346
2028	22,634
2029	16,915
2030	16,315
Thereafter	58,853
Internally-developed software not yet subject to amortization	311
Total future amortization	$152,286

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

8. Goodwill

Changes in the carrying amount of goodwill are detailed below:

Balance at December 31, 2025	$450,119
SciTec acquisition net working capital adjustment	3,321
Space-ng acquisition	13,544
Balance at June 30, 2026	$466,984

Goodwill is defined as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. At June 30, 2026, the Company has only one operating segment, which represents its only reportable segment. Refer to Note 3. Business Combinations for further detail of the items comprising the changes in goodwill during the six months ended June 30, 2026.

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

The Company issued warrants to purchase Series J Preferred Stock (the “Series J Warrants”) in connection with the Company’s entrance into a financing agreement pursuant to which certain term loans were made to the Company (refer to Note 11. Notes Payable and Warrants for further detail). The Company used a Black-Scholes option-pricing valuation model to value the Series J Warrants as of June 30, 2026. The following table presents the key inputs applied in the valuation of the Series J Warrants:

June 30, 2026
Common stock price	$29.40
Exercise price for the Series J Warrants	$21.17
Risk-free rate	4.26%-4.30%
Volatility	97.5%-101.5%
Term (years)	7.05-7.89
Black-Scholes value (per share)	$25.64-25.87
Number of warrants	646
Value of Series J Warrants	$16,604

The following tables present the key inputs applied in the valuation of the Series J Warrants as of December 31, 2025:

December 31, 2025
Common stock price	$22.37
Exercise price for the Series J Warrants	$21.17
Risk-free rate	3.94%-4.01%
Volatility	92.5%-97.5%
Term (years)	7.55-8.39
Black-Scholes value (per share)	$19.00-19.06
Number of warrants	646
Value of Series J Warrants	$12,294

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

During each of the three and six months ended June 30, 2026 and 2025, no warrants were issued. The fair value remeasurement of the Series J Warrants resulted in an increase in fair value of $0.6 million and $4.3 million for the three and six months ended June 30, 2026 respectively. No warrants were exercised during the three and six months ended June 30, 2025.

The fair value of the Series J Warrants on June 30, 2026 was $16.6 million.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$294,162	$—	$—	$294,162
Money market funds	165,655	—	—	165,655
Time deposits	175,447	—	—	175,447
Total financial assets	$635,264	$—	$—	$635,264
Liabilities:
Series J Warrants	$—	$16,604	$—	$16,604
Total financial liabilities	$—	$16,604	$—	$16,604

The fair value of the Series J Warrants on December 31, 2025 was $12.3 million.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$787,747	$—	$—	$787,747
Money market funds	—	5,219	—	5,219
Time deposits	100,008	—	—	100,008
Total financial assets	$887,755	$5,219	$—	$892,974
Liabilities:
Series J Warrants	$—	$12,294	$—	$12,294
Total financial liabilities	$—	$12,294	$—	$12,294

10. Leases

The Company has existing operating and finance leases for corporate offices and facilities, vehicles and certain equipment. The Company’s leases have remaining terms of less than one year to 15 years, some of which include options to extend the lease term. For purposes of calculating lease liabilities, lease terms include options to extend the lease when it is reasonably certain that the Company will exercise such options.

The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease expense:
Amortization of right-of-use assets	$408	$443	$816	$748
Interest on lease liabilities	85	118	178	245
Operating lease expense	906	387	1,733	795
Total lease expense	$1,399	$948	$2,727	$1,788

Amortization of right-of-use assets was recorded within research and development, and selling, general, and administrative expenses, interest on lease liabilities was recorded within interest expense, and operating lease expense was recorded within research and development, and selling, general, and administrative expenses, each in the unaudited condensed consolidated statements of net loss.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Operating and finance lease right-of-use assets and liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
Assets:
Operating lease right-of-use assets	$18,869	$13,938
Finance lease right-of-use assets	$2,919	$3,735

Liabilities:
Current:
Operating lease liabilities	$3,053	$1,161
Finance lease liabilities	$1,066	$1,056
Non-current:
Operating lease liabilities	$20,818	$15,832
Finance lease liabilities	$1,462	$2,004

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

As a result, the Company has reflected the manufacturing equipment on its unaudited condensed consolidated balance sheets in property and equipment, net, and recognizes depreciation expense over its estimated useful life. During the three months ended June 30, 2026, the Company recorded an initial financing liability of $2.3 million related to a new failed sale and leaseback agreement in notes payable. As of June 30, 2026, the Company’s notes payable, current and non-current, related to failed sales and leasebacks were $6.6 million and $19.5 million, respectively. As of December 31, 2025, the Company’s related notes payable, current and non-current, were $6.0 million and $21.1 million, respectively. The Company does not recognize rent expense related to these purchase and leaseback agreements. Instead, periodic lease payments are recognized as interest expense and reductions of the principal balance of the financing liability.

For the three months ended June 30, 2026, payments of $1.8 million were made under the purchase and leaseback agreements in addition to interest expense of $0.5 million. For the six months ended June 30, 2026, payments of $3.4 million were made under the purchase and leaseback agreements in addition to interest expense of $1.0 million.

For the three months ended June 30, 2025, payments of $1.4 million were made under the purchase and leaseback agreements in including interest expense of $0.6 million, and during the six months ended June 30, 2025 payments of $2.7 million were made under the purchase and leaseback agreements, including interest expense of $1.2 million.

11. Notes Payable

Financing Agreement

On July 17, 2023, the Company entered into a financing agreement (as amended from time to time and last amended August 13, 2024, the “Financing Agreement”) among the Company, as the Borrower, certain subsidiaries of the Company (collectively, “Guarantors”), lenders (the “Lenders”) and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (“Agent”). The Financing Agreement provided term loans in the aggregate principal amount of $136.1 million, comprised of $103.5 million principal amount of term A loans (the “Term A Loans”) and $32.6 million principal amount of term B loans (the “Term B Loans,” and together with the Term A Loans, and along with the incremental term loans from subsequent amendments from time to time, the “Term Loans”). The Term Loans matured on July 17, 2028 (the “Term Loan Maturity Date”).

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

The Revolving Credit Facility matures on August 8, 2028.

Prior to April 3, 2026, the loans under the Revolving Credit Facility bore interest at a variable rate per annum equal to, at the Company’s option, either (a) term SOFR plus a 3.00% spread or (b) an alternative base rate (as set forth in the credit agreement) plus a 2.00% spread. After giving effect to the April 3, 2026 amendment, the loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at the Company’s option, either (a) term SOFR plus a 3.25% spread or (b) an alternative base rate (as set forth in the credit agreement) plus a 2.25% spread.

A commitment fee of 0.375% per annum is applied on the unused commitments under the Revolving Credit Facility.

Capitalized debt issuance costs are amortized into interest expense over the term of the Revolving Credit Facility on a straight-line basis. The remaining unamortized debt issuance costs for the Revolving Facility totaled $3.6 million as of June 30, 2026. Interest expense recognized during the three months ended June 30, 2026 related to the Revolving Facility was $0.7 million, including $0.3 million of contractual interest expense and $0.4 million of amortization of debt issuance costs. Interest expense recognized during the six months ended June 30, 2026 related to the Revolving Facility was $3.5 million, including $2.7 million of contractual interest expense and $0.8 million of amortization of debt issuance costs.

On February 18, 2026, the Company repaid the $260.0 million in then-outstanding aggregate principal. At June 30, 2026, the Revolving Credit Facility remained undrawn.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table presents the Company’s outstanding debt:

	June 30,	December 31,
Notes	2026	2025
4.50% due 2026	$93	$184
7.71% due 2029(2)	16,129	18,403
8.31% due 2031(2)	8,030	8,692
7.8% due 2031(2)	1,949	—
Other notes	1,020	1,530
Outstanding borrowings on Revolving Credit Facility	—	260,000
Total debt	27,221	288,809
Less: Unamortized issuance costs(1)	(223)	(269)
Total debt, net	26,998	288,540
Less: Current portion	7,410	7,099
Long-term debt, net	$19,588	$281,441

(1) The unamortized issuance costs do not include the $3.6 million of debt issuance costs related to the Revolving Credit Facility included in other current assets and other assets, less current portion.

(2) Includes obligations related to various equipment recorded as failed sale leaseback transactions. Refer to Note 10. Leases for further detail.

The following table summarizes the future principal payments on notes payable in each of the next five years and thereafter:

2026 (for the remaining period)	$3,820
2027	7,273
2028	7,466
2029	5,504
2030	2,336
Thereafter	822
Total	27,221
Less: Unamortized issuance costs(1)	(223)
Total debt, net	$26,998

(1) The unamortized issuance costs do not include the $3.6 million of debt issuance costs related to the Revolving Credit Facility included in other current assets and other assets, less current portion.

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

On November 11, 2025, one of Firefly’s purported stockholders filed a putative class action complaint in the United States District Court for the Western District of Texas in an action originally captioned Diamond v. Firefly Aerospace Inc., et al., Case No. 1:25-cv-01812 (W.D. Tex.) (the “Securities Action”). The original complaint named Firefly and certain of Firefly’s current and former directors and officers as defendants, and asserted claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), arising from allegedly false or misleading statements or omissions of purportedly material fact concerning the demand and growth prospects of Firefly’s Spacecraft Solutions offerings and the operational readiness and commercial viability of the Alpha rocket. On March 26, 2026, the Court appointed co-lead plaintiffs, pursuant to the Private Securities Litigation Reform Act of 1995 and recaptioned the case as In re Firefly Aerospace Securities Litigation. The co-lead plaintiffs filed an amended complaint on May 29, 2026, asserting the same causes of action but naming additional defendants, including certain of Firefly’s investors and their affiliates and the underwriters from Firefly’s IPO and, among other changes, removing claims of allegedly false or misleading statements or omissions relating to Firefly’s Spacecraft Solutions offerings. On July 30, 2026, Firefly and the other defendants moved

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

to dismiss the amended complaint in full, which motion remains pending. Firefly intends to defend itself vigorously against these allegations and claims, but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

In addition to the above, in the ordinary course of business, Firefly is involved in a variety pending and threatened litigation matters, and in the future, Firefly may be subject to additional legal proceedings, the scope of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. Regardless of the outcome, these proceedings could adversely impact our business because of defense costs, diversion of management resources, and other factors. Although the results of legal proceedings and claims are inherently unpredictable and uncertain, Firefly currently does not believe that these matters, individually or in the aggregate, will materially affect Firefly’s business, financial position, results of operations or cash flows.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of a possible loss can be established, the most probable amount in the range is accrued. If no amount within the range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred.

The Company does not believe that any such matters, individually or in the aggregate, will materially affect the Company’s consolidated financial condition, results of operations, or cash flows.

The Company did not recognize any contingent liabilities as of June 30, 2026. As of December 31, 2025, $2.3 million of contingent liabilities related to Spaceflight, Inc were recognized in other non-current liabilities. Due to the resolution of certain underlying matters, the balance decreased by $1.5 million and $2.3 million during the three and six months ended June 30, 2026, respectively, and resulted in net gains recognized in the condensed consolidated statements of net loss and comprehensive loss during both the three and six months ended June 30, 2026 and 2025.

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

13. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Initial Public Offering

On August 8, 2025, the Company completed an IPO of an aggregate of 22.2 million shares of its common stock, par value $0.0001 (which included the exercise in full by the underwriters of their option to purchase an additional 2.9 million shares of common stock) at a public offering price of $45.00 per share, for an aggregate offering price of $998.6 million. The Company received aggregate proceeds of $932.3 million, net of $57.4 million of underwriting discounts and commissions and $11.4 million of offering costs.

In connection with the closing of the IPO, all of the then-outstanding shares of the Company’s redeemable convertible preferred stock (collectively, the “Preferred Stock”) were converted into 105.8 million shares of common stock. All outstanding warrants issued to purchase common stock (the “Common Warrants”) were automatically exercised into 1.0 million shares of common stock, and 0.6 million shares of common stock are reserved for issuance upon exercise of the Series J Warrants (as defined in Note 9. Fair Value Measurement).

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

Registered Equity Offering

On June 1, 2026, the Company completed an underwritten public offering of 12.0 million shares of common stock at a public offering price of $48.00 per share (the “Registered Equity Offering”), consisting of 4.0 million shares offered by the Company and 8.0 million shares offered by certain entities affiliated with AE Industrial Partners (collectively, “AE Industrial”). The Company received net proceeds of $181.6 million, after deducting underwriting discounts and commissions of $7.9 million and offering expenses of $2.6 million. The Company did not receive any proceeds from the sale of shares by AE Industrial.

Of the offering expenses, $2.5 million was directly attributable to the offering and offset against additional paid-in capital. The remaining $0.1 million was expensed during the three months ended June 30, 2026. See Note 16. Related Party Transactions.

14. Stock-Based Compensation

2017 Equity Incentive Plans

In October 2017, the Company adopted and approved the 2017 Stock Plan (the “2017 Plan”) under which 3.1 million shares of the Company’s common stock were originally reserved for issuance to employees, directors, and consultants. In 2023, the Company twice amended the 2017 Plan to increase the number of reserved shares to a total of approximately 26.7 million. In 2024, the Company twice amended the 2017 Plan to increase the number of reserved shares by an additional total 11.3 million shares for a total of approximately 38.1 million. Under the 2017 Plan, the Company may grant stock options, restricted stock awards (“RSAs”), and RSUs. Options granted under the Plan may be either incentive stock options (“ISOs”) or stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors). Awards granted under the 2017 Plan generally vest based on service over various periods ranging from immediately to five years. Certain performance-based awards vest upon the occurrence of a qualified liquidity event (including a change in control or IPO), while some awards may accelerate vesting upon such an event. Options expire as determined by the Board of Directors but not more than ten years after the date of grant, unless the holder of an ISO owns more than 10% of the voting power in the Company, in which case the term cannot exceed five years. The Company had no shares of common stock available for future issuance under the 2017 Plan as of June 30, 2026.

In 2024, the Company established a Performance-Based Incentive Compensation Plan (the “2024 Plan”) that allows for the issuance of stock options, RSAs, RSUs, and cash incentives to employees, directors, and consultants. The stock-based awards granted under the 2024 Plan are governed in accordance with the terms and conditions of the 2017 Plan. The 2024 Plan also included cash incentive opportunities tied to the achievement of specific performance goals. Subsequent to the adoption of the 2025 Plan (as defined below), no further awards were granted under the 2017 Plan.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

2025 Omnibus Incentive Plan

In July 2025, the Board of Directors adopted, and the Company’s stockholders approved, the Firefly Aerospace Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes grants of stock options, stock appreciation rights, RSAs, RSUs, performance awards, other stock‑based awards, cash awards, and substitute awards. The 2025 Plan reserves 24.1 million shares of common stock, subject to annual increases beginning January 1, 2026 equal to the lesser of (i) 3% of shares outstanding or (ii) a smaller amount determined by the Board of Directors. RSUs and restricted stock granted under the 2025 Plan vest based on service, performance conditions, or both, and unvested units are typically forfeited upon termination.

Compensation cost for employee stock-based awards is based on the estimated grant date fair value and is recognized over the vesting period of the applicable award on a straight-line basis for service-based awards with graded vesting.

2025 Employee Stock Purchase Plan

In August 2025, the Board of Directors adopted, and the Company’s shareholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees. The option purchase price will be designated by the ESPP administrator but will not be less than 85% of the fair market value of a share of the Company’s common stock on the applicable enrollment date or the applicable exercise date, whichever is lower. A total of 3.2 million shares of the Company’s common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be increased annually on January 1 of each fiscal year beginning in 2026 by an amount equal to the lesser of (i) 1.0% of the shares outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser amount determined by the Company’s Board of Directors; provided, however, that no more than 3.2 million shares may be issued per year in total under the ESPP.

RSUs

Subsequent to the IPO, the Company grants service-based RSUs to employees, all of which relate to the Company’s common stock, under the 2025 Plan. RSUs generally expire within four years from grant date. The service-based vesting condition for these awards is generally satisfied by rendering continuous service, generally for one to four years, during which time the grants will vest either with a cliff vesting period of one year and continued vesting quarterly thereafter or quarterly from the vesting commencement date. The fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to RSUs on a straight-line basis over the requisite service period.

During the three and six months ended June 30, 2026, the Company granted RSUs to certain employees under the 2025 Plan. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs granted generally vest over the requisite service period specified in each award agreement. Unvested RSUs are forfeited upon termination of employment, unless otherwise provided under the award terms.

A summary of the Company’s RSU activity for the three and six months ended June 30, 2026 is presented below:

	RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	3,889	$38.94
Granted	402	24.34
Vested	(13)	45.00
Canceled / forfeited	(116)	30.24
Unvested as of March 31, 2026	4,162	$37.77
Granted	1,101	35.00
Vested	(30)	43.32
Canceled / forfeited	(73)	36.03
Unvested as of June 30, 2026	5,160	$36.97

The total fair value of RSUs vested during the three and six months ended June 30, 2026 was $1.1 million and $1.4 million, respectively. Total unrecognized compensation cost related to unvested RSUs was $156.5 million, which is expected to be recognized over a weighted‑average period of 3.0 years.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Stock Options

The following table summarizes stock option activity during the three and six months ended June 30, 2026:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Balance, December 31, 2025	15,365	$1.31	7.44
Options granted	—	—	—
Options exercised	(791)	1.30	—
Options canceled	(165)	1.42	—
Balance, March 31 , 2026	14,409	$1.32	7.09
Options granted	—	—	—
Options exercised	(1,595)	1.17	—
Options canceled	(245)	1.15	—
Balance, June 30, 2026	12,569	$1.34	7.02
Vested and exercisable	11,182	$1.33	6.92
Unvested	1,387	$1.05	7.82

The Company did not grant any employee stock options for the six months ended June 30, 2026. Unrecognized compensation expense related to stock options, which are expected to be recognized over a weighted-average period of 1.7 years and 3.1 years, was $1.4 million and $8.6 million for the six months ended June 30, 2026 and 2025 respectively. The aggregate intrinsic value of the options outstanding was $352.7 million and $20.9 million for the six months ended June 30, 2026 and 2025, respectively. The aggregate intrinsic value of the options exercisable was $313.8 million and $11.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company received cash proceeds of $1.6 million and $0.6 million from the exercise of stock options during the six months ended June 30, 2026 and 2025, respectively.

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

(in thousands, except per share amounts)

(unaudited)

Stock-Based Compensation Expense

Total stock-based compensation expense related to options and RSUs was allocated to research and development and general and administrative expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$8,699	$177	$14,404	$295
Selling, general and administrative	8,328	583	15,135	896
Total	$17,027	$760	$29,539	$1,191

15. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.

The Company recognized an immaterial tax benefit for the three months ended June 30, 2026 and recognized an immaterial tax provision for the six months ended June 30, 2026. The Company had no income tax provision for either the three or six months ended June 30, 2025.

16. Related Party Transactions

Registered Equity Offering

In connection with the Registered Equity Offering, the Company paid offering costs of $2.5 million. The Company determined that $1.7 million of these costs were attributable to AE Industrial’s secondary offering. AE Industrial paid all underwriting fees incurred in connection with the secondary component of the offering.

During the six months ended June 30, 2025, AE Industrial purchased 0.3 million shares of Series D-1 Preferred Stock for an aggregate purchase price of $5.0 million. During the six months ended June 30, 2026 there were no such purchases by AE Industrial.

Accounts Payable and Expenses

The following transactions occurred between the Company and AE Industrial, which beneficially owned 30.51% of the Company’s common stock outstanding as of June 30, 2026. Even though the Company is part of AE Industrial’s portfolio of companies, it is not a part of AE Industrial’s consolidated tax return and files its tax returns independently.

On August 8, 2025, the Company entered into an Amended and Restated Consulting Agreement (the “Consulting Agreement”) with AE Industrial Operating Partners, LLC (“AE Operating”), an affiliate of AE Industrial. Under the Consulting Agreement, the Company will pay AE Operating an annual fee of approximately $2.4 million for consulting and advisory services until the earlier of August 8, 2027, or the time AE Industrial beneficially owns less than 10% of the Company’s outstanding common stock. Expenses recorded under this agreement for the three and six months ended June 30, 2026 were $0.8 million, and $1.7 million respectively.

In addition to AE Operating, G.S. Precision, Deep Space Systems, and Redwire Corporation are also related parties of the Company, as these entities are part of AE Industrial’s investment portfolio or share a common board of directors with the Company.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following is a summary of the Company’s related party accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025, and related party research and development and selling, general, and administrative expenses:

	June 30,	December 31,
	2026	2025
Accounts payable and accrued expenses:
AE Operating	$1,129	$—
Redwire Corporation	—	330
Deep Space Systems	317	—
Total	$1,446	$330

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Expenses:
Redwire Corporation	$—	$149	$480	$252
AE Operating	772	105	1,672	105
G.S Precision	—	179	—	223
Deep Space Systems	517	—	517	—
Total	$1,289	$433	$2,669	$580

In the normal course of business, the Company engages in transactions with certain vendors and customers where AE Industrial maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For both the three and six months ended June 30, 2026 and 2025, transactions with other companies in AE Industrial’s investment portfolio were not material to the Company’s unaudited condensed consolidated financial statements.

17. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each period.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, RSUs, convertible notes and stock options. For the six months ended June 30, 2026 and 2025, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive. The Company has determined that all series of Preferred Stock were participating securities under the two-class method, however, holders of the Preferred Stock were not required to fund losses. Dividends were accreted for the Company’s outstanding shares of Series C, Series D-1 and Series D-3 Preferred Stock.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Consolidated net loss	$(92,319)	$(63,778)	$(188,995)	$(123,871)
Less: Accretion of dividends of Series C Preferred Stock	—	5,363	—	10,942
Less: Accretion of dividends of Series D-1 Preferred Stock	—	10,856	—	17,465
Less: Accretion of dividends of Series D-3 Preferred Stock	—	266	—	266
Net loss available to common stockholders	$(92,319)	$(80,263)	$(188,995)	$(152,544)
Denominator:
Weighted-average common shares outstanding – basic and diluted	161,784	13,877	160,711	13,659
Net loss per share attributable to common stockholders – basic and diluted	$(0.57)	$(5.78)	$(1.18)	$(11.17)

A summary of the total number of securities excluded from diluted net loss per share that could be potentially dilutive in the future is as follows:

	As of June 30,
	2026	2025
Convertible Series Seed Preferred Stock	—	2,023
Convertible Series Seed-1 Preferred Stock	—	3,273
Convertible Series A Preferred Stock	—	6,005
Convertible Series B Preferred Stock	—	5,869
Convertible Series C Preferred Stock	—	11,159
Convertible Series D-1 Preferred Stock	—	20,851
Convertible Series D-3 Preferred Stock	—	551
Convertible Series M Preferred Stock	—	2,812
Series J Warrants	646	646
Common Warrants	—	1,045
Stock options	12,569	19,289
RSUs	5,160	—
Total	18,375	73,523

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table includes the significant expense categories and amounts that are regularly provided to the CODM:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025 (Recast)	2026	2025 (Recast)
Revenue	$117,683	$15,549	$198,562	$71,404
Less:
Stock-based compensation expense	(17,027)	(760)	(29,539)	(1,191)
Depreciation and amortization(1)	(9,309)	(3,920)	(20,762)	(7,916)
Amortization of acquired intangibles	(5,000)	—	(10,000)	—
Cost of sales(2)	(92,507)	(10,621)	(154,132)	(63,272)
Research and development(3)	(56,501)	(42,666)	(113,538)	(87,602)
Selling, general, and administrative(4)	(29,889)	(10,165)	(56,823)	(20,097)
Interest income	4,336	1,761	10,310	2,789
Interest expense	(1,717)	(6,998)	(5,399)	(13,190)
Change in fair value of warrant liability	(625)	(4,191)	(4,309)	(1,118)
One-time costs related to the IPO(5)	—	(1,767)	—	(4,220)
Transaction-related expenses	(2,724)	—	(4,633)	—
Gain on settlement of contingent liabilities	926	—	1,307	—
Benefit (provision) for income taxes	35	—	(32)	—
Other (expense) income, net(6)	—	—	(7)	542
Consolidated net loss	$(92,319)	$(63,778)	$(188,995)	$(123,871)

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

(5) Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.

(6) Other (expense) income, net, excludes interest income, interest expense, change in fair value of warrant liability, and gain on settlement of contingent liabilities, which are presented separately.

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

The Company did not recognize revenue or hold material property and equipment outside of the United States for the six months ended June 30, 2026 and 2025, and as of June 30, 2026 and December 31, 2025, respectively.

19. Subsequent Events

The Company has evaluated subsequent events from June 30, 2026 through the date the financial statements were issued and has determined there are no other subsequent events that require disclosure or recognition in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for the periods presented. The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the sections entitled “Risk Factors”, “Cautionary Note Regarding Forward-Looking Statements” and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Certain information contained in this discussion and analysis includes forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

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

Launch: Our launch vehicles provide dedicated and responsive launch capabilities for national security, government, and commercial customers. We are the only U.S. company with a liquid-powered orbital launch vehicle in the 1,000-kilogram payload class. Our Alpha launch vehicle employs a distinct combination of technologies designed to ensure high performance and efficiency at low cost. It uses a unique lightweight, rigid, and thermally insulated carbon composite technology for both the primary rocket structure as well as the propellant tanks, which ensures more of the usable mass goes to the mission payload. Alpha is also powered by our patented tap-off cycle engine technology, which is more efficient than legacy systems and provides greater reliability by employing fewer parts than those in traditional rocket engines. We have utilized this proprietary technology in all of our rocket engines, which have been developed and tested in-house. Alpha has five engines: four first stage Reaver engines, and one second stage Lightning engine. In addition to its track record of successful, dedicated, and responsive launch, Alpha is also designed to support testing of hypersonic payloads, providing significant growth opportunities for hypersonic deterrents, reconnaissance, and future national security needs. We are also expanding our launch pad operations from Vandenberg Space Force Base to add Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden to support more missions, customers, and additional launch cadence opportunities. Built in collaboration with the SSC Space, the launch pad in Sweden will be our first expansion outside the U.S. and an initial step in our international market strategy. Sweden represents a proving ground for expansion of Alpha production and operations to U.S. allied nations – such as the United Kingdom, Japan, South Korea, Australia, and additional opportunities in Europe and the Middle East – as we look to serve global market demand for a sovereign-led franchise business model.

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

Spacecraft Solutions: Firefly is the only company to achieve a fully successful Moon landing, completing 100% of our mission objectives set out before launch. Following the first Blue Ghost mission, we have a total of four additional missions under NASA CLPS task orders. We expect our Blue Ghost lander to fly regular missions to the Moon, with payload services customized to the technology and exploration goals of our customers. Offering ride-share opportunities and dedicated missions, Blue Ghost is built to host and deliver payloads nearly anywhere on the lunar surface, as well as other planetary bodies. The next Blue Ghost Mission is expected to land on the far side of the Moon and conduct at least 10 days of Blue Ghost lander lunar surface operations, with an Elytra spacecraft supporting as a communications relay. This Elytra spacecraft is expected to remain operational in lunar orbit for up to five years. The second Blue Ghost mission is fully manifested with both NASA and commercial payloads, including a commercial rover and a ride-sharing international satellite. The remaining Blue Ghost missions include one to the Moon’s Gruithuisen Domes (for which we have selected

Blue Origin as a partner to develop a rover to be delivered to the lunar surface), as well as another to the lunar south pole. Or most recent award will return to the Moons near side. All Blue Ghost Missions are carrying NASA and commercial payloads.

Elytra is a dynamic spacecraft that is highly maneuverable and extensible to perform hundreds of rendezvous proximity operations in support of space domain awareness and warfighting, long-range communications relay, on-orbit edge processing, and advanced space exploration missions. A constellation of Elytra is expected to power a future long-haul communications relay for multiple customers. Blue Ghost and Elytra are highly complementary and compatible technologies that share a common core. Most of Elytra’s core hardware and software were proven at a variety of orbits through Blue Ghost’s successful first mission. As part of our end-to-end space services, Elytra offers robust on-orbit solutions and responsive defense capabilities when and where customers need them. Elytra is currently contracted to perform a responsive on-orbit mission in support of the U.S. Department of War’s (the “DoW”) Defense Innovation Unit (“DIU”). During this mission, Elytra will serve as a space maneuver vehicle to perform a series of on-orbit tasks including space domain awareness operations in Low Earth Orbit (“LEO”). Firefly is also contracted with NASA’s Jet Propulsion Laboratory to deliver four drones to the Moon’s south pole using an Elytra in support of the agency’s MoonFall mission. Available to launch on Alpha and Eclipse, our Elytra vehicles are positioned to service the entire lifecycle of government and commercial missions. This unique interoperability makes Firefly a one-stop shop and partner of choice for national security, government, and commercial customers requiring these capabilities.

Additionally, Firefly was selected by NASA’s Jet Propulsion Laboratory to manufacture, test, and deliver the aeroshell for NASA’s SkyFall mission to Mars. The mission, which is managed by JPL, will deploy three heritage Mars helicopters to perform science and demonstrate airborne subsurface mapping and resource prospecting. Firefly’s innovation lab is responsible for developing and manufacturing the SkyFall aeroshell, which consists of both a backshell and heatshield.

On October 31, 2025, we completed the acquisition of SciTec, which bolsters Spacecraft Solutions hardware with AI-enabled defense software proven in operations for missile warning and defense, intelligence, surveillance and reconnaissance, space domain awareness, remote sensing and analysis, and autonomous command and control. SciTec’s big data processing for national security and commercial customers includes cloud-based, on-premise, and edge processing of high-volume data at rate from satellites across all orbits to enable rapid decision making for warfighters, supports defense applications, and unlocks new service categories for commercial and government deep space missions. More broadly, SciTec’s support of national security programs advances U.S. and allied defense capabilities, including Golden Dome, with a full suite of hardware and software for space-based interceptor missions, hypersonic test missions, and space domain awareness missions.

Customers: Our track record of success and our reputation as a trusted provider for our customers results in a highly attractive, diversified business model defined by significant backlog and cash flow visibility. Strong customer demand backs our financial profile with approximately $1.5 billion in backlog and multi-launch agreements across our product lines as of June 30, 2026. Underpinning our financial profile is the combination of efficient contract structure and milestone-based billing. Before launch, we typically have collected approximately 90% of the total contract value, which is highly advantageous as production ramps. We are also differentiated in our ability to successfully execute on firm-fixed-price contracts. We are ahead of the curve as the industry shifts in favor of firm-fixed-price contracts and are well-positioned to capitalize on this change. The addition of SciTec further diversifies our customer base and adds a mixture of cost-plus and firm-fixed-price contracts.

As the space market continues to grow and evolve, we are well-positioned to serve our customers’ most complex missions with rapid response times and purpose-built solutions. Our collaborations with leading national security agencies and aerospace companies, such as Lockheed Martin Corporation, Northrop Grumman, L3Harris, NASA, the U.S. Space Force, Missile Defense Agency, National Geospatial-Intelligence Agency, Space Development Agency, and the National Reconnaissance Office demonstrate the value and criticality of our new space defense and technology leadership in this market.

Operations: We strategically deploy capital to build state-of-the-art infrastructure to design, produce, test, and manufacture our products to the highest standard at a regular cadence. We have four primary facilities supporting our corporate operations and launch vehicle and spacecraft production – Nexus corporate headquarters, Hive and Cortex spacecraft facilities, and Rocket Ranch manufacturing and testing site, which are only 25 miles apart, providing unique proximity between design, manufacturing, and production. The proximity of these facilities enables agile and rapid vehicle development and production at lower cost versus competitors. The acquisition of SciTec adds data centers, modeling and simulation labs, mission operations centers, and classified infrastructure with six locations strategically positioned near key space and defense customers.

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

We view backlog as a key measure of our future business prospects. We monitor our backlog because we believe it is a forward-looking indicator of potential revenue which can be helpful to investors in evaluating the performance of our business and identifying trends over time. Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments, or contract cancellations may occur, which could result in a reduction in our total backlog and potential future revenue that never gets recognized.

	June 30,	December 31,
($ in thousands)	2026	2025
Backlog	$1,468,081	$1,351,054

The following amounts relate to executed multi-launch agreements where the missions have not yet been scheduled as of the backlog date. These amounts are included as part of the total backlog.

	June 30,	December 31,
($ in thousands)	2026	2025
Multi-launch agreement backlog	$403,070	$344,800

Trends and Key Factors Affecting Performance

Macroeconomic Pressures

In recent years, geopolitical instability, including wars and conflicts, as well as impacts from other global events, have resulted in opportunities for companies in the space and defense technology market. However, certain disruptions to the global economy, including market disruptions, monetary, and fiscal policy uncertainty, supply chain challenges, high interest rates and inflationary pressures have contributed to an inflationary environment that has adversely affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn may adversely impact our business and operating results. Beginning in early 2025, the U.S. presidential administration announced the imposition of tariffs on substantially all countries that trade with the United States, certain of which were subsequently paused. Although the majority of the previously announced tariffs were determined to be unconstitutional, more tariffs may be added in the future under separate statutory authority and countermeasures still may be adopted by other countries. In addition, additional tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war, lead to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment. These tariffs could adversely impact our business, financial condition, and results of operations, and if we are unable to pass such price increases through to our customers, it would likely increase our costs and, as a result, decrease our gross margins, operating income, and net income. The impact of tariffs on our business and results of operations will depend on their timing, duration and magnitude.

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

Ability to Continue the Expansion of Launch and Spacecraft Solutions Mission Operations

The markets we serve are rapidly expanding, with significant demand for launch and spacecraft solutions and services. Our success and ability to generate higher revenue will depend in large part on our ability to expand our Launch and Spacecraft Solutions offerings and to continue the deployment and development of our launch vehicles on a timely basis. As a result, our revenue and results of operations are subject to fluctuation depending on the number of launch missions scheduled and completed in a period and any launch delays.

We expect to continue to ramp up our launch cadence as we increase our production rate on Alpha rockets, and complete development of Eclipse. We successfully completed our first lunar landing on March 2, 2025, with four additional Blue Ghost missions planned through 2029. Empowered by our successful Blue Ghost mission and common technologies across spacecraft, we believe we are well positioned to unlock adjacent markets and contracts via our multi-mission orbital vehicle, Elytra. Any delays in commencing our missions, including due to delays or cost overruns in obtaining licenses or other regulatory approvals, launch delays or operational failures (such as our test stand anomaly in September 2025), or entering into future agreements with additional customers could adversely impact our ability to generate revenue, results of operations, and growth plans. We have approximately $1.5 billion in backlog as of June 30, 2026, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our backlog.

Ability to Improve Profit Margins and Scale our Business

The growth of our business is dependent on our ability to improve our profit margins over time while successfully scaling our business, including through continued investment in initiatives to improve our operating leverage. We believe continued reduction in costs and an increase in production and service volumes will enable a reduction of the cost of launch vehicles and an improvement of our gross margins. As we increase our launch cadence, we expect to be able to continue to improve our cost structure, as fixed and overhead costs are amortized over a greater number of launches and missions. Revenue, net income, and the timing of our cash flows also depend on our ability to perform on our contracts, and profitability can fluctuate depending on the mix of contracts awarded. To manage these fluctuations, we have implemented several strategies, such as closely monitoring project and related services timelines to anticipate cash flow needs. Despite these measures, the inherent variability in milestone achievements means that quarter-to-quarter comparisons of our results of operations may not necessarily be indicative of future performance.

Ability to Continue to Innovate and Expand our Service Offerings

To continue gaining market share and attracting customers, we plan to continue to make substantial investments in research and development (“R&D”) for the continued enhancements of our Launch and Spacecraft Solutions products. Our growth opportunity is dependent on our continued ability to expand our addressable launch market, win lunar and orbital missions and expand our portfolio of services related to those offerings. For instance, building on our launch, lander, transit, and operations success with Alpha and Blue Ghost, we are on track for our offerings to facilitate payload hosting services, transport services, utility services, and data services in LEO, MEO, and GEO. Our acquisition of SciTec adds the development of adaptable missile defense and mission data processing capability to our Spacecraft Solutions service portfolio. We plan to continue to forge strategic partnerships with industry leaders to enhance our technological capabilities and market reach.

Components of Results of Operations

Revenue – Our revenue is primarily derived from long-term contracts to provide launch and integration services for payloads requiring transportation into orbit via launch vehicles and to provide end-to-end services for the development and integration of platforms and systems for space domain and national defense mission operations.

Launch revenue includes revenues from contracts with commercial and government entities to provide launch and integration services for payloads requiring transportation into orbit via launch vehicles. These contracts may include milestone payments and deposits. We consider the performance obligation to be the initiation of the launch and recognize revenue at that point in time. We also enter into contracts with our customers to provide engineering services, including the development of launch sites and related components, and to develop and provide licenses to intellectual property. In these cases, our service obligation is satisfied over time since the tasks are performed according to the customer’s specifications, which creates an asset with no alternative use to us and we have an enforceable right to payment for performance completed to date.

Spacecraft Solutions revenue includes revenue from contracts with commercial and government entities to provide end-to-end services to integrate payloads into Blue Ghost and Elytra for transport to the Moon and for on-orbit space domain awareness missions, respectively, as well as to develop and provide software, sensor, and data processing capabilities for national defense missions. These contracts include firm-fixed-price, cost-plus, and time-and-materials pricing structures. For commercial payload services we consider the performance obligation to be the integration of customer payloads for delivery to specified destinations. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. For software, sensor, and data processing contracts, we consider the performance obligation to be the development and implementation of the contracted solution. These contracts require customers to make milestone payments as specific conditions and tasks are performed, or regular periodic payments as costs are incurred. Performance obligations are satisfied over time since either (1) the tasks are performed according to the customer’s specifications and create an asset with no alternative use to us, or (2) the customer receives and consumes benefits as work is completed and we have an enforceable right to payment for performance completed to date.

Generally, our Spacecraft Solutions contracts do not contain an embedded lease because the Company is able to derive more than insignificant economic benefits from the various capabilities provided through these contracts. However, in the limited instances when the customer is determined at contract inception to obtain substantially all of the economic benefits, the contract is determined to include an embedded lease. For such arrangements, the Company has determined that the customer is the deemed accounting owner of the asset during the construction period. As a result, the Company determined it is providing services for the integration and delivery of the customer payload for those arrangements, and accounts for them based on the guidance for contracts with customers.

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

Selling, General, and Administrative – includes personnel-related expenses, depreciation and amortization, and facilities-related costs primarily for our executive, marketing, finance, accounting, legal, and human resources functions. Selling, general, and administrative expenses also include expenses related to advertising, insurance, sales commission and fees for professional services principally consisting of legal, audit, and tax, as well as executive management expenses and transaction-related costs. Selling, general, and administrative expenses are expensed as incurred. We expect to incur additional selling, general, and administrative expenses as we grow as a public company, including expenses related to compliance with public company reporting obligations, and increased costs for insurance, investor relations, and professional services. As a result, we expect that our selling, general, and administrative expenses will increase in future periods and vary from period to period as a percentage of revenue.

Change in Fair Value of Warrant Liability – represents the period-over-period remeasurement gain or loss recognized related to our liability-classified warrants.

Interest Income – consists primarily of interest income earned on cash and cash equivalents and short-term investments.

Interest Expense – consists primarily of interest expense incurred on borrowings.

Gain on Settlement of Contingent Liabilities – reflects the derecognition of contingent liabilities due to the resolution of certain litigation and contract disputes during the year, net of the derecognition of related contract assets.

Other Income (Expense), Net – reflects miscellaneous income and expense unrelated to our core business activities.

(Benefit) Provision for Income Taxes – consists of an estimate for federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance to offset all federal and state net deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under ASC 740, Income Taxes.

Results of Operations

The following discusses our results of operations for the three and six months ended June 30, 2026 and 2025.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenue	$117,683	$15,549	$102,134	657%
Cost of sales	93,808	11,554	82,254	712%
Gross profit	23,875	3,995	19,880	498%
Operating expenses
Research and development	71,532	45,774	25,758	56%
Selling, general, and administrative	47,540	12,571	34,969	278%
Total operating expenses	119,072	58,345	60,727	104%
Loss from operations	(95,197)	(54,350)	(40,847)	(75%)
Other income (expense), net
Change in fair value of warrant liability	(625)	(4,191)	3,566	(85%)
Interest income	4,336	1,761	2,575	146%
Interest expense	(1,794)	(6,998)	5,204	74%
Gain on settlement of contingent liabilities	926	—	926	*
Total other income (expense), net	2,843	(9,428)	12,271	130%
Loss before benefit for income taxes	(92,354)	(63,778)	(28,576)	(45%)
(Benefit) for income taxes	(35)	—	(35)	*
Net loss and comprehensive loss	$(92,319)	$(63,778)	$(28,541)	(45%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Launch revenue	$9,400	$6,349	$3,051	48%
Spacecraft Solutions revenue	108,283	9,200	99,083	1,077%
Total revenue	$117,683	$15,549	$102,134	657%

Total revenue increased by $102.1 million, or 657%, to $117.7 million during the three months ended June 30, 2026 from $15.5 million during the three months ended June 30, 2025, primarily driven by the factors discussed below.

Launch Revenue

Launch revenue increased by $3.1 million, or 48%, to $9.4 million during the three months ended June 30, 2026 from $6.3 million during the three months ended June 30, 2025, primarily due to our progress on engineering services contracts for the development of launch facilities.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $99.1 million, or 1,077%, to $108.3 million during the three months ended June 30, 2026 from $9.2 million during the three months ended June 30, 2025 driven by the inclusion of SciTec, which was acquired in the fourth quarter of 2025, and continued progress on our Blue Ghost and Elytra spacecraft missions.

Cost of Sales

Cost of sales increased by $82.3 million, or 712%, to $93.8 million during the three months ended June 30, 2026 from $11.6 million during the three months ended June 30, 2025, aligning with the increases in revenue related to our Spacecraft Solutions and Launch programs.

Research and Development

Research and development costs increased by $25.8 million, or 56%, to $71.5 million during the three months ended June 30, 2026 from $45.8 million during the three months ended June 30, 2025. The growth is primarily driven by an increase in costs related to the Alpha program associated with ramping production on our Alpha Block II configuration upgrade, stock-based compensation expense, depreciation and amortization from newly acquired assets being placed into service, and other R&D initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $35.0 million, or 278%, to $47.5 million during the three months ended June 30, 2026 from $12.6 million during the three months ended June 30, 2025, the increase was primarily driven by the inclusion of SciTec expenses, stock-based compensation expense, and public company costs.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $3.6 million, or 85%, to $0.6 million during the three months ended June 30, 2026 from $4.2 million during the three months ended June 30, 2025. The Company measures the value of the underlying warrant liabilities at fair value which are subject to re-measurement at each balance sheet date, with any change in fair value recognized in the statements of net loss and comprehensive loss. The change from the prior period is primarily driven by changes in the valuation assumptions used to measure the warrants at fair value which differ from the prior period when the Company was not publicly traded.

Interest Income

Interest income increased by $2.6 million, or 146%, to $4.3 million during the three months ended June 30, 2026 from $1.8 million during the three months ended June 30, 2025, reflecting interest income earned on the strategic investment of our IPO proceeds for the benefit of our working capital.

Interest Expense

Interest expense decreased by $5.2 million, or 74%, to $1.8 million during the three months ended June 30, 2026 from $7.0 million during the three months ended June 30, 2025. Interest expense during the three months ended June 30, 2025 was primarily comprised of interest related to the Term Loans.

Benefit for Income Taxes

Our benefit for income taxes consists of an estimate for federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance to offset all federal and state net deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under ASC 740, Income Taxes.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Six Months Ended June 30,
($ in thousands)	2026		2025	$ Change	% Change
Revenue	$198,562		$71,404	$127,158	178%
Cost of sales	157,226		65,189	92,037	141%
Gross profit	41,336		6,215	35,121	565%
Operating expenses
Research and development	139,041		93,786	45,255	48%
Selling, general, and administrative	93,160		25,323	67,837	268%
Total operating expenses	232,201		119,109	113,092	95%
Loss from operations	(190,865)		(112,894)	(77,971)	(69%)
Other income (expense), net
Change in fair value of warrant liability	(4,309)	-	(1,118)	(3,191)	285%
Interest income	10,310		2,789	7,521	270%
Interest expense	(5,399)		(13,190)	7,791	59%
Gain on settlement of contingent liabilities	1,307		—	1,307	*
Other (expense) income, net	(7)		542	(549)	*
Total other income (expense), net	1,902		(10,977)	12,879	117%
Loss before provision for income taxes	(188,963)		(123,871)	(65,092)	(53%)
Provision for income taxes	32		—	32	*
Net loss and comprehensive loss	$(188,995)		$(123,871)	$(65,124)	(53%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Launch revenue	$22,652	$11,519	$11,133	97%
Spacecraft Solutions revenue	175,910	59,885	116,025	194%
Total revenue	$198,562	$71,404	$127,158	178%

Launch Revenue

Launch revenue increased by $11.1 million, or 97%, to $22.7 million during the six months ended June 30, 2026 from $11.5 million during the six months ended June 30, 2025, primarily due to our successful Alpha Flight 7 launch, increased progress on Eclipse design and manufacturing, and engineering services contracts for the development of launch facilities.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $116.0 million, or 194%, to $175.9 million during the six months ended June 30, 2026 from $59.9 million during the six months ended June 30, 2025 driven by the inclusion of SciTec, which was acquired in the fourth quarter of 2025, and continued progress on our Blue Ghost and Elytra spacecraft missions. The six months ended June 30, 2025 included revenue related to the successful completion of our first Blue Ghost mission.

Cost of Sales

Cost of sales increased by $92.0 million, or 141%, to $157.2 million during the six months ended June 30, 2026 from $65.2 million during the six months ended June 30, 2025, aligning with the increases in revenue related to our Spacecraft Solutions and Launch programs.

Research and Development

Research and development costs increased by $45.3 million, or 48%, to $139.0 million during the six months ended June 30, 2026 from $93.8 million during the six months ended June 30, 2025. The growth is primarily driven by an increase in costs related to the Alpha program associated with the launch of Alpha Flight 7 and ramping production on our Alpha Block II configuration upgrade, stock-based compensation expense, depreciation and amortization from newly acquired assets being placed into service, and other R&D initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $67.8 million, or 268%, to $93.2 million during the six months ended June 30, 2026 from $25.3 million during the six months ended June 30, 2025, the increase was primarily driven by the addition of SciTec, which was acquired in the fourth quarter of 2025, stock-based compensation expense, and public company costs.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $3.2 million, or 285%, to $4.3 million during the six months ended June 30, 2026 from $1.1 million during the six months ended June 30, 2025. The Company measures the value of the underlying warrant liabilities at fair value which are subject to re-measurement at each balance sheet date, with any change in fair value recognized in the statements of net loss and comprehensive loss. The change from the prior period is primarily driven by changes in the valuation assumptions used to measure the warrants at fair value which differ from the prior period when the Company was not publicly traded.

Interest Income

Interest income increased by $7.5 million, or 270%, to $10.3 million during the six months ended June 30, 2026 from $2.8 million during the six months ended June 30, 2025, reflecting interest income earned on the strategic investment of our IPO proceeds for the benefit of our working capital.

Interest Expense

Interest expense decreased by $7.8 million, or 59%, to $5.4 million during the six months ended June 30, 2026 from $13.2 million during the six months ended June 30, 2025. Interest expense during the six months ended June 30, 2025 was primarily comprised of interest related to the Term Loans.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, adjusted for (benefit) provision for income taxes, interest income, interest expense, depreciation and amortization, stock-based compensation expense, the change in fair value of warrant liability, certain one-time costs related to the IPO, transaction-related expenses, gain on settlement of contingent liabilities, and certain other items that are not expected to recur in the future or that management does not view as reflective of the performance of the business. In addition to net loss, we use Adjusted EBITDA to evaluate our business, measure its performance, and make strategic decisions.

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

The table below presents Adjusted EBITDA, reconciled to net loss for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(92,319)	$(63,778)	(188,995)	$(123,871)
Adjusted for:
(Benefit) provision for income taxes	(35)	—	32	—
Interest income	(4,336)	(1,761)	(10,310)	(2,789)
Interest expense	1,717	6,998	5,399	13,190
Depreciation and amortization	14,309	3,920	30,762	7,916
Stock-based compensation expense	17,027	760	29,539	1,191
Change in fair value of warrant liability	625	4,191	4,309	5,107
One-time costs related to the IPO(1)	—	1,767	—	4,220
Transaction-related expenses	2,724	—	4,633	—
Gain on settlement of contingent liabilities	(926)	—	(1,307)	—
Other(2)	—	—	15	—
Adjusted EBITDA	$(61,214)	$(47,903)	$(125,923)	$(95,036)

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

The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow:

	For the Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash used in operating activities	$(144,110)	$(84,619)
Purchases of property and equipment and internal-use software	(41,089)	(11,837)
Free Cash Flow	$(185,199)	$(96,456)

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

As of June 30, 2026, our working capital position was in a surplus, in which our current assets exceeded our current liabilities. We often make advanced payments to suppliers for services that have not yet been received that are recorded as current or non-current assets depending on whether they are expected to be settled within a year. Additionally, as of June 30, 2026, our current deferred revenue totaled $151.2 million. This is primarily due to the timing and nature of our deferred revenue where advanced payments and billings in excess of revenues recognized are recorded as deferred revenue and recognized into revenue as we satisfy the underlying performance obligation. Due to the nature of our supplier and customer contracts as well as the timing of payments, we expect to continue to fluctuate between a surplus and a deficit of net working capital.

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

As of June 30, 2026, our cash and cash equivalents, and short-term investments amounted to $635.3 million, and our financial debt amounted to $27.0 million. The Revolving Credit Facility was undrawn as of June 30, 2026. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in our accumulated deficit of $1.2 billion as of June 30, 2026. We believe that our cash and cash equivalents, and short-term investments, in addition to our available Revolving Credit Facility, will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to raise additional capital and, over time, our ability to generate positive cash flows from operations. Further, our liquidity is affected by government budget and spending levels, and if a future prolonged government shutdown occurs, we could be at risk of reduced orders, program cancellations, and other disruptions and nonpayment.

Registered Equity Offering

On June 1, 2026, we completed an underwritten primary offering of 4.0 million shares of our common stock at a price of $48.00 per share. In addition, entities affiliated with AE Industrial Partners, an existing stockholder, completed a secondary offering of 8.0 million shares. We received total net proceeds of $181.6 million after deducting underwriting discounts and commissions of $7.9 million and other offering expenses of $2.6 million. We did not receive any proceeds from secondary offering of shares.

Debt

Prior Credit Agreement

On July 17, 2023, we entered into a credit agreement (as further amended from time to time, the “Prior Credit Agreement”) with various lenders and U.S. Bank Trust Company, N.A. in its capacity as collateral agent for the lenders. The Prior Credit Agreement provided term loan commitments in the aggregate principal amount of $136.1 million. The Prior Credit Agreement consisted of a term loan commitment of $103.5 million (“Term A Loans”) and a term loan commitment of $32.6 million (“Term B Loans” and, together with the Term A Loans, the “Term Loan Facility”). Borrowings under the Term Loan Facility bore interest at a fixed rate on the unpaid principal amount thereof of 13.875% provided that the fixed rate for Term Loan B Fixed Rate would increase to 19.135% in July 2026.

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

Borrowings under the Revolving Credit Facility may vary significantly from time to time depending on our cash needs at any given time. As of June 30, 2026, the Revolving Credit Facility was undrawn, and it continues to remain undrawn as of the date of this report.

Preferred Stock and Warrants

Prior to our IPO, we sourced a significant portion of our liquidity through preferred stock issuances. We have had multiple issuances that have raised $925.2 million, net of issuance costs, since inception.

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

Cash Flows

The following table summarizes our cash flows, for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
($ in thousands)
Net cash used in operating activities	$(144,110)	$(84,619)	$(59,491)	(70%)
Net cash used in investing activities	$(119,780)	$(11,837)	$(107,943)	(912%)
Net cash (used in) provided by financing activities	$(69,259)	$180,441	$(249,700)	(138%)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $59.5 million, or 70%, to $144.1 million for the six months ended June 30, 2026 compared to $84.6 million for the six months ended June 30, 2025. Net loss, exclusive of non-cash items, increased by $22.0 million in the current period. This was primarily due to increases in labor and contractor costs, purchases of materials used in the manufacturing and development of our products, and general corporate expenses. In addition, net working capital increased by $37.5 million, which was primarily driven by the timing and recognition of prepaid launch services. These increases in operating outflows were partially offset by an increase in cash receipts from customers due to the inclusion of SciTec’s contributions in our operating cash flows, and the completion of milestones for progress achieved across our product lines. Depending on the stages of completion of our various projects, our working capital balances will fluctuate throughout the year due to the timing of cash payments and cash receipts.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $107.9 million, or 912%, to $119.8 million during the six months ended June 30, 2026 compared to $11.8 million during the six months ended June 30, 2025.

During the six months ended June 30, 2026, net cash used by investing activities was primarily comprised of $75.0 million in net investing outflows related to the purchase of, and proceeds from, short-term investments as part of our treasury management strategy. In addition, during the six months ended June 30, 2026, we paid $41.1 million for investments in our property and equipment infrastructure and internal-use software.

During the six months ended June 30, 2025, net cash used by investing activities consisted of $11.8 million in purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used by financing activities increased by $249.7 million, or 138%, to an outflow of $69.3 million for the six months ended June 30, 2026 compared to an inflow of $180.4 million for the six months ended June 30, 2025.

During the six months ended June 30, 2026, net cash used in financing activities primarily consisted of $260.0 million to repay the aggregate principal amount then drawn under the Revolving Credit Facility, offset by $182.6 million in net proceeds from our underwritten primary offering of common stock, which does not include $1.1 million of related deferred offering costs that remained unpaid as of June 30, 2026.

During the six months ended June 30, 2025, net cash provided by financing activities primarily consisted of $184.1 million of proceeds from the issuance of convertible preferred stock.

Contractual Obligations and Commitments

Lease Commitments

We lease buildings, launch sites, office facilities, machineries, and computer equipment. These leases are classified as operating or financing leases with various expiration dates through 2042. Our total remaining lease obligations as of June 30, 2026 are $26.4 million, with $4.1 million due in less than one year. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our lease commitments.

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

Interest Rate Risk

Although we did not have any fixed-rate debt outstanding as of June 30, 2026, we are exposed to interest rate risk primarily though our Revolving Credit Facility. As of June 30, 2026, there were no borrowings under the Revolving Credit Facility, however, we may draw upon loans under the Revolving Credit Facility in the future. Loans that we may draw under the Revolving Credit Facility currently bear interest at a variable rate per annum equal to, at our option, either (i) term SOFR plus a 3.25% spread or (ii) an alternative base rate (as set forth under the New Credit Agreement) plus a 2.25% spread.

Credit Risk

Credit risk arises primarily from receivables from our customers. Credit risk is managed through ongoing credit evaluations of its customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivable. Our maximum exposure to credit risk at the reporting date is primarily from accounts receivable, which amounted to $58.1 million and $46.1 million as of June 30, 2026 and December 31, 2025, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15(d)-15(f) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

This information set forth under “Note 12 – Commitments and Contingencies – Legal Proceedings” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Part I—Item 1A—Risk Factors” of our most recent Annual Report on Form 10-K, with such factors incorporated herein by reference. There have been no material changes in our risk factors from those included in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 23, 2026, we issued 515,767 shares of our common stock as partial consideration in connection with the completion of our acquisition of Space-ng. These shares were issued in a private placement pursuant to an exemption under Section 4(a)(2) of the Securities Act and Rule 506(b) under Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On June 5, 2026, Jason Kim, our Chief Executive Officer and member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 287,220 shares of common stock, plus additional shares determined based on a written formula that was calculated based on a specified number of shares of common stock issued upon the future vesting of RSUs granted before the adoption date of the trading arrangement at or above specified market prices. The trading arrangement expires on May 28, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 5, 2026, Darren Ma, our Chief Financial Officer and member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 143,610 shares of common stock, plus additional shares determined based on a written formula that was calculated based on a specified number of shares of common stock issued upon the future vesting of RSUs granted before the adoption date of the trading arrangement at or above specified market prices. The trading arrangement expires on May 28, 2027, or earlier if all transactions under the trading arrangement are completed.

On May 29, 2026, Shea Ferring, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 125,000 shares of common stock, plus additional shares determined based on a written formula that was calculated based on a specified number of shares of common stock issued upon the future vesting of RSUs granted before the adoption date of the trading arrangement at or above specified market prices. The trading arrangement expires on March 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On May 29, 2026, Remington Wu, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of shares determined based on a written formula that was calculated based on a specified number of shares of common stock issued upon the future vesting of RSUs granted before the adoption date of the trading arrangement at or above specified market prices. The trading arrangement expires on June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

On May 29, 2026, Ryan Boland, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 45,000 shares of common stock at or above specified market prices. The trading arrangement expires on June 25, 2027, or earlier if all transactions under the trading arrangement are completed.

Each of these trading arrangements were entered into pursuant to the Company’s insider trading policy and is intended to satisfy the affirmative defense in Rule 10b5-1(c). Other than as disclosed above, no other directors or officers, as defined in Section 16 of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the fiscal quarter ended June 30, 2026.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1

Second Amendment to Credit Agreement, dated as of April 3, 2026, among Firefly Aerospace Inc., the other loan parties thereto, the lenders and issuing banks party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2026).

10.2	Firefly Aerospace Inc. Amended Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2026).
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

10.6*	Outside Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Date: August 11, 2026	By:	/s/ Darren Ma
Chief Financial Officer
(Principal Financial Officer)