Form 10-Q
period 2026-09-30
Firefly Aerospace Inc.
filed 2026-11-10
CIK 1860160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, the registrant had 171,755,841 shares of common stock, $0.0001 par value, outstanding.

FIREFLY AEROSPACE INC.

QUARTERLY REPORT ON FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Firefly Aerospace Inc. (the “Company,” “Firefly,” “we,” “us” or “our”) contains forward-looking statements. Statements included in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, statements about potential new products and product innovation, statements about our commercial relationships, statements regarding the expected benefits of our acquisition of SciTec, Inc. (“SciTec”), and other statements regarding our future expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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
•
our failure to deliver engines, intellectual property, or certain services to AST SpaceMobile, Inc. (“AST SpaceMobile”) on the required timelines or at all;
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
•
we may not realize the expected benefits and synergies from our acquisition of SciTec or any future acquisitions we may make;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Firefly Aerospace Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$409,285	$792,966
Short-term investments	125,447	100,008
Accounts receivable, net	56,412	46,129
Advanced payments, current	79,664	12,350
Contract assets	25,417	3,499
Other current assets	19,159	8,223
Total current assets	715,384	963,175
Advanced payments, less current portion	14,380	60,496
Property and equipment, net	197,397	163,738
Right-of-use assets – operating leases	38,827	13,938
Right-of-use assets – finance leases	2,527	3,735
Intangible assets, net	147,706	165,709
Goodwill	463,619	450,119
Other assets, less current portion	2,119	4,024
Total assets	$1,581,959	$1,824,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$66,820	$35,626
Accrued expenses	43,423	42,755
Accounts payable and accrued expenses – related parties	805	330
Operating lease liability, current	4,039	1,161
Finance lease liability, current	1,411	1,056
Deferred revenue, current	171,172	116,135
Notes payable, current	7,284	7,099
Other current liabilities	17,533	9,419
Total current liabilities	312,487	213,581
Operating lease liability, less current portion	40,776	15,832
Finance lease liability, less current portion	855	2,004
Deferred revenue, less current portion	46,004	92,565
Notes payable, less current portion	17,820	281,441
Warrant liability	12,563	12,294
Other liabilities, less current portion	7,928	17,278
Total liabilities	438,433	634,995
Commitments and contingencies (See Note 12)
Stockholders’ equity
Common stock, $0.0001 par value, 1,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 171,627 and 159,276 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	18	17
Additional paid-in capital, net	2,446,980	2,210,201
Accumulated deficit	(1,303,472)	(1,020,279)
Total stockholders’ equity	1,143,526	1,189,939
Total liabilities and stockholders’ equity	$1,581,959	$1,824,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$110,682	$30,778	$309,244	$102,182
Cost of sales	85,385	22,288	242,611	87,477
Gross profit	25,297	8,490	66,633	14,705
Operating expenses
Research and development	75,991	48,763	215,032	142,549
Selling, general, and administrative	50,884	21,920	144,044	47,243
Total operating expenses	126,875	70,683	359,076	189,792
Loss from operations	(101,578)	(62,193)	(292,443)	(175,087)
Other income (expense), net
Change in fair value of warrant liability	4,040	(42,150)	(269)	(47,257)
Loss on extinguishment of debt	—	(30,400)	—	(30,400)
Interest income	4,460	5,289	14,770	8,078
Interest expense	(1,637)	(3,955)	(7,036)	(17,145)
Gain on settlement of contingent liabilities	—	—	1,307	—
Other income (expense), net	559	(3)	552	4,528
Total other income (expense), net	7,422	(71,219)	9,324	(82,196)
Loss before income taxes	(94,156)	(133,412)	(283,119)	(257,283)
Provision for income taxes	42	—	74	—
Net loss and comprehensive loss	(94,198)	(133,412)	(283,193)	(257,283)
Less: Accretion of dividends of Series C Preferred Stock	—	(2,298)	—	(13,240)
Less: Accretion of dividends of Series D-1 Preferred Stock	—	(4,524)	—	(21,989)
Less: Accretion of dividends of Series D-3 Preferred Stock	—	(128)	—	(394)
Net loss available to common stockholders	$(94,198)	$(140,362)	$(283,193)	$(292,906)

Net loss per common share
Basic and diluted	$(0.56)	$(1.50)	$(1.73)	$(7.25)
Weighted-average common shares outstanding
Basic and diluted	168,371	93,849	163,265	40,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(283,193)	$(257,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,181	13,539
Stock-based compensation	44,831	5,191
Change in fair value of warrant liability	269	47,257
Loss on extinguishment of debt	—	30,400
Gain on settlement of contingent liabilities	(1,307)	—
Non-cash interest expense	1,249	4,595
Non-cash interest income	(2,444)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,135)	(4,123)
Advanced payments	(20,556)	34,550
Contract assets	(21,918)	—
Other assets	(4,974)	(996)
Accounts payable	25,471	(5,300)
Accrued expenses	1,849	(5,035)
Accounts payable and accrued expenses – related parties	475	704
Other liabilities	818	(11,812)
Right-of-use assets	4,333	1,549
Lease liabilities	(235)	(6,646)
Deferred revenue	8,476	15,745
Net cash used in operating activities	(213,810)	(137,665)
Cash flows from investing activities
Purchases of property and equipment and internal-use software	(56,648)	(20,757)
Purchases of short-term investments	(125,000)	—
Payments for acquisitions of businesses, net of acquired cash	(3,699)	—
Proceeds from sale of short-term investments	100,008	—
Net cash used in investing activities	(85,339)	(20,757)
Cash flows from financing activities
Proceeds from issuance of common stock	184,111	943,736
Payments of offering costs	(2,557)	(4,208)
Proceeds from issuance of Preferred Stock	—	235,506
Principal payments on finance leases	(796)	(1,166)
Payments of notes payable	(5,863)	(131,457)
Payment of IPO Closing Preferred Stock Dividend	—	(4,990)
Repayment of notes payable – related parties	—	(21,117)
Payments of debt issuance costs	(1,359)	(2,083)
Proceeds from repayment of employee note	43	396
Proceeds from issuance of notes payable	1,730	—
Repayment of Revolving Credit Facility	(260,000)	—
Proceeds from exercise of stock options, net of shares withheld for taxes	159	2,238
Net cash (used in) provided by financing activities	(84,532)	1,016,855
Net (decrease) increase in cash and cash equivalents and restricted cash	(383,681)	858,433
Cash and cash equivalents and restricted cash
Balance, beginning of period	792,966	137,558
Balance, end of period	$409,285	$995,991
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$409,285	$995,162
Restricted cash	—	829
Total cash and cash equivalents and restricted cash at the end of the period	$409,285	$995,991

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$6,969	$14,443
Non-cash investing and financing activities
Increase in accounts payable for property and equipment	$2,577	$1,905
Property and equipment acquired through loans	$642	$—
Capitalized interest (paid-in-kind)	$—	$683
Equity issued for business combinations	$10,144	$—
Issuance of debt in exchange for software licenses and obligations	$—	$664
Acquisition of internal-use software licenses and obligations	$4,297	$10,633
Right-of-use asset acquired in exchange for operating lease liabilities	$9,923	$—
Right-of-use asset acquired in exchange for finance lease liabilities	$—	$1,625
Net exercise of Common Warrants into common stock	$—	$46,060
Unpaid deferred offering costs associated with IPO	$—	$7,195
Preferred Stock issuance costs not yet paid	$—	$3,510
Issuance of common stock to settle Preferred Stock Dividend	$—	$86,124
Conversion of Preferred Stock to common stock upon IPO	$—	$937,087
Non-cash purchase consideration for acquisitions of businesses	$5,438	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Firefly Aerospace Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Equity
Balance as of December 31, 2025	—	$—	159,276	$17	$2,210,201	$(1,020,279)	$1,189,939
Common stock issued, net of shares withheld for employee taxes	—	—	791	—	(891)	—	(891)
Stock-based compensation	—	—	—	—	12,512	—	12,512
Net loss	—	—	—	—	—	(96,676)	(96,676)
Balance as of March 31, 2026	—	$—	160,067	$17	$2,221,822	$(1,116,955)	$1,104,884
Common stock issued, net of shares withheld for employee taxes	—	—	1,624	—	1,577	—	1,577
Stock-based compensation	—	—	—	—	17,027	—	17,027
Issuance of common stock, net of underwriting discounts and other offering costs	—	—	4,000	—	181,612	—	181,612
Issuance of common stock related to acquisitions of businesses	—	—	516	—	10,144	—	10,144
Net loss	—	—	—	—	—	(92,319)	(92,319)
Balance as of June 30, 2026	—	$—	166,207	$17	$2,432,182	$(1,209,274)	$1,222,925
Common stock issued, net of shares withheld for employee taxes	—	—	5,420	1	(494)	—	(493)
Stock-based compensation	—	—	—	—	15,292	—	15,292
Net loss	—	—	—	—	—	(94,198)	(94,198)
Balance as of September 30, 2026	—	$—	171,627	$18	$2,446,980	$(1,303,472)	$1,143,526

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital, Net	Deficit	Equity (Deficit)
Balance as of December 31, 2024	41,588	$759,582	13,241	$1	$—	$(767,623)	$(767,622)
Common stock issued, net of shares withheld for employee taxes	—	—	489	1	747	—	748
Stock-based compensation	—	—	15	—	431	—	431
Issuance of Series D-1 Preferred Stock	6,858	115,304	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	12,188	—	—	(1,178)	(11,010)	(12,188)
Net loss	—	—	—	—	—	(60,093)	(60,093)
Balance as of March 31, 2025	48,446	$887,074	13,745	$2	$—	$(838,726)	$(838,724)
Common stock issued, net of shares withheld for employee taxes	—	—	263	—	231	$—	231
Stock-based compensation	—	—	—	—	760	—	760
Issuance of Series D-1 Preferred Stock	3,546	59,812	—	—	—	—	—
Issuance of Series D-3 Preferred Stock	551	10,000	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	16,485	—	—	(991)	(15,494)	(16,485)
Net loss	—	—	—	—	—	(63,778)	(63,778)
Balance as of June 30, 2025	52,543	$973,371	14,008	$2	$—	$(917,998)	$(917,996)
Common stock issued, net of shares withheld for employee taxes	—	—	1,833	1	1,655	—	1,656
Stock-based compensation	—	—	—	—	4,000	—	4,000
Issuance of Series D-4 Preferred Stock	2,811	47,880	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	6,950	—	—	—	(6,950)	(6,950)
Issuance of common stock to settle Preferred Stock Dividend	—	(86,124)	3,251	—	11,976	74,148	86,124
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and other offering costs	—	—	22,190	2	932,331	—	932,333
IPO Closing Preferred Stock Dividend	—	(4,990)	—	—	(4,990)	4,990	—
Conversion of Preferred Stock to common stock upon IPO	(55,354)	(937,087)	105,832	11	936,995	—	937,006
Net exercise of Common Warrants into common stock	—	—	1,024	—	46,060	—	46,060
Net loss	—	—	—	—	—	(133,412)	(133,412)
Balance as of September 30, 2025	—	$—	148,138	$16	$1,928,027	$(979,222)	$948,821

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

Firefly is a space and defense technology company providing comprehensive mission solutions to national security, government, and commercial customers with an established track record of success. The Company’s mission is to reliably and repeatedly launch, land, and operate space systems from Earth to the Moon and beyond. Backed by a world-class team and proven technology, Firefly has designed, developed, and deployed its launch vehicles and dynamic spacecraft solutions to support critical customer missions across the space domain. The Company’s vertically-integrated approach encompasses the design, manufacturing and operation of small and medium launch vehicles, landers and spacecraft, as well as the development of complementary remote sensor, missile defense, and command and control software systems. Its purpose-built family of products aligns with the ongoing paradigm shift in government missions and procurement processes, where speed, efficiency, and economics drive customer decision-making. Through its offerings across launch and spacecraft solutions, its vertically-integrated product lines, and its infrastructure, Firefly is a partner of choice for national security, government, and commercial customers for their critical space missions.

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

As an early-stage company with a limited commercial operating history, Firefly is subject to all of the risks and expenses associated with a start-up company. The Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel, and support the expense of marketing new products based on innovative technology. The Company expects to transition to operations as a manufacturing company, capable of producing and selling products at scale, on the date that the technological feasibility of the Alpha rocket is confirmed. The Company defines technological feasibility as satisfying three specific conditions: (i) reaching product qualification, (ii) achieving production readiness, and (iii) having successfully deployed a customer’s payload into its specific orbit and final destination. The Company has successfully deployed customer payloads into their specific orbits or destinations. The Company’s executive leadership comprised of at least the Chief Operating Officer and the Chief Technology Officer shall determine at what point the Company’s products have been fully qualified to reach technological feasibility and full-rate production. Until this determination is made, the Company has not recorded any inventory amounts, and all costs incurred are expensed.

The unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. From inception, the Company has incurred an accumulated deficit totaling $1.3 billion as of September 30, 2026, and has incurred $213.8 million and $137.7 million in negative cash flows from operations during the nine months ended September 30, 2026 and 2025, respectively.

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

Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. The Company’s revenues related to its major customers were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Customer 1	28.9%	*	32.4%	*
Customer 2	24.8%	64.9%	18.7%	78.0%
Customer 3	17.5%	*	16.9%	*
Customer 4	*	*	*	10.1%
Customer 5	*	17.4%	*	*

*Customer did not represent more than 10% of the Company's consolidated revenue for the period.

The Company's accounts receivable related to its major customers were as follows:

	September 30,	December 31,
	2026	2025
Customer 1	34.0%	22.9%
Customer 2	20.2%	*
Customer 3	16.5%	*
Customer 4	*	28.6%
Customer 5	*	12.8%

*Customer did not represent more than 10% of the Company's consolidated accounts receivable, net for the period.

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

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of ASC 270, Interim Reporting, and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. The Company is in the process of evaluating the impact of this guidance on its financial statements; however, the Company does not expect that it will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by allowing the assumption that conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company elected to apply the practical expedient in its assessment of the allowance for credit losses as of January 1, 2026, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

3. Business Combinations

Space-ng

On June 23, 2026, the Company completed the acquisition of all of the outstanding capital stock of Space-ng Inc. (“Space-ng”) in exchange for purchase consideration of $16.0 million, consisting of approximately $0.4 million in cash, $2.3 million in deferred cash payments, $10.1 million in common stock, and $3.2 million of certain other net assets recorded by the Company related to arrangements in place between Firefly and Space-ng at the time of acquisition. Space-ng is a leader in AI-powered vision navigation and autonomous guidance systems. At the acquisition date, the fair value of the assets acquired was $17.7 million, inclusive of $2.5 million of finite-lived intangible assets and $13.5 million of goodwill. The fair value of liabilities assumed was $1.7 million. The Company issued 515,767 shares of common stock in connection with the acquisition. Of the total 515,767 shares issued, 142,955 shares were issued in exchange for unvested restricted stock of Space-ng and those shares remain subject to each holder’s continued employment with the Company over a period of four years. These shares were accounted for separately from purchase consideration as stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation.

Goodwill recognized from this acquisition, which was accounted for as a business combination under ASC 805, Business Combinations, is primarily attributable to expected synergies. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations reflecting the acquisition of Space-ng have not been presented, as the impact of the acquisition on the Company’s consolidated financial results is not material.

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

During the second quarter of 2026, the Company finalized its net working capital adjustment with the seller, resulting in increases in purchase consideration and goodwill of $3.3 million.

During the third quarter of 2026, the Company identified, through post-acquisition integration and validation procedures, additional operating lease arrangements that existed as of the October 31, 2025 acquisition date. The impact of these adjustments are recorded within right-of-use assets and operating lease liabilities, and reflected in the measurement period adjustments in the table below with no impact to goodwill. Additionally, the Company finalized the federal and state income tax returns for SciTec for periods prior to the SciTec acquisition date. As a result of this finalization, the Company identified a measurement period adjustment resulting in a decrease in income tax payable, presented below in accrued expenses, and the recognition of an income tax receivable, presented below in other current assets, with a corresponding decrease in goodwill of $3.4 million.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table presents the consideration paid, the fair value of the assets acquired, and liabilities assumed as of the date of acquisition, as well as the cumulative measurement period adjustments through September 30, 2026:

	October 31, 2025 (as initially reported)	Measurement Period Adjustments	October 31, 2025 (as adjusted)
Consideration
Cash, net of cash acquired	$277,417	—	$277,417
Net working capital adjustment	—	3,321	3,321
Equity (issuance of common stock)	269,556	—	269,556
Total consideration, net of cash acquired	$546,973	$3,321	$550,294

Assets acquired and liabilities assumed
Short-term investments	$8,413	$—	$8,413
Accounts receivable	45,769	—	45,769
Other current assets	1,962	4,140	6,102
Property and equipment	7,718	—	7,718
Right-of-use assets	2,276	17,196	19,472
Intangible assets	153,000	—	153,000
Goodwill	433,022	(44)	432,978
Total assets	652,160	21,292	673,452

Accounts payable	11,178	—	11,178
Accrued expenses	49,780	891	50,671
Operating lease liabilities, current	711	536	1,247
Deferred revenue	1,770	—	1,770
Other current liabilities	840	—	840
Operating lease liabilities, non-current	3,716	16,660	20,376
Deferred tax liabilities	37,192	(116)	37,076
Total liabilities	105,187	17,971	123,158
Net assets acquired	$546,973	$3,321	$550,294

The fair value of the property and equipment, and working capital items, including accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities, approximates their respective carrying values at the date of the acquisition, as well as any adjustments recorded during the measurement period. Operating lease liabilities were remeasured at the present value of the remaining lease payments using the Company’s incremental borrowing rate as of the acquisition date. The corresponding right-of-use assets were measured at an amount equal to the remeasured lease liabilities.

The following table presents the fair value of acquired identifiable intangible assets at the date of the acquisition:

	October 31, 2025	Weighted-Average Useful Life
Trade name and trademarks	$18,000	5 years
Developed technology	74,000	10 years
Customer relationships	61,000	3 years
Total acquired intangible assets	$153,000

On the acquisition date, trade name and trademarks, developed technology, and customer relationships are classified as finite-lived intangible assets and are subject to annual impairment assessments under ASC 350-30-35-18 through 35-20.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The fair value of the acquired intangible assets, including trade name and trademarks and developed technology, was determined using the relief from royalty method, while the fair value of the customer relationships was determined using the multi-period excess earnings method. Significant assumptions used in the determinations of the fair values include forecasted revenue growth rates, assumed royalty rates and the market-participant discount rate. The useful lives used in the valuation analysis were based on the economic life of each intangible asset. The Company amortizes its intangible assets based on the methodology that approximates the pattern in which it expects to benefit economically from the assets.

Goodwill generated from this business combination is primarily attributable to expected synergies from the transaction and incremental revenue and profit to be derived from the Company’s expansion into full-service hardware and software for its space and defense customers. The goodwill recognized is not deductible for U.S. income tax purposes.

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

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Pro forma revenue	$89,478	$248,792
Pro forma net loss and comprehensive loss	$(130,823)	$(287,264)
Pro forma net loss per common share – basic and diluted	$(1.47)	$(7.99)

4. Revenue

The following table presents revenue disaggregated by type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Launch revenue	$4,724	$9,424	$27,377	$20,943
Spacecraft Solutions revenue	105,958	21,354	281,867	81,239
Total revenue	$110,682	$30,778	$309,244	$102,182

Launch Revenue

The Company has contracts with commercial and government entities to provide launch and integration services for payloads requiring transportation into orbit via launch vehicles. These contracts may include milestone payments and deposits. The Company considers the performance obligation under these contracts to be the initiation of the launch and recognizes revenue at that point in time. When the contract contains multiple performance obligations, stand-alone selling prices are established for each performance obligation in the contract based on cost-plus margin or market prices for similar goods and services.

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

Spacecraft Solutions Revenue

The Company has contracts with commercial and government entities to provide end-to-end services to integrate payloads into Blue Ghost and Elytra for transport to the Moon, to perform on-orbit space domain awareness missions, and for deorbit services, as well as to develop and provide software, sensor, and data processing capabilities for national defense missions. These contracts include firm-fixed-price, time-and-materials, and cost-plus pricing structures. For commercial payload services the Company considers the performance obligation to be the integration and delivery of customer payloads to specified destinations. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. For software, sensor, and data processing contracts, the Company considers the performance obligation to be the development and implementation of the contracted solution. These contracts require customers to make milestone payments as specific conditions and tasks are performed, or regular periodic payments as costs are incurred. When the contract contains multiple performance obligations, stand-alone selling prices are established for each performance obligation in the contract based on cost-plus margin or observable market prices for similar goods and services. Performance obligations are satisfied over time since either (1) the tasks are performed according to the customer’s specifications and create an asset with no alternative use to the Company, or (2) the customer receives and consumes benefits as work is completed and the Company has an enforceable right to payment for performance completed to date.

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

Generally, the Company's Spacecraft Solutions contracts do not contain an embedded lease because the Company is able to derive more than insignificant economic benefits from the various capabilities provided through these contracts. However, in the limited instances when the customer obtains substantially all of the economic benefits, determined at contract inception, the contract is determined to include an embedded lease. For such arrangements, the Company has determined that the customer is the deemed accounting owner of the asset during the construction period. As a result, the Company determined it is providing services for the integration and delivery of the customer payload for those arrangements, and accounts for them based on the guidance for contracts with customers.

For all revenue streams, the Company considers customer payments that are contingent on the success of a mission or that are dependent on award criteria to be variable consideration. The Company assesses the likelihood of success of a mission or achievement of contractual award requirements at inception and may defer the recognition of some or all of the variable consideration until success of the mission is assured or the award fee amount is determined.

The Company’s contracts may provide customers with termination for convenience clauses, which may or may not include termination penalties. In some contracts, the size of the contractual termination penalty increases closer to the scheduled launch date. At the inception of each contract, the Company evaluates the contract’s termination provisions and the impact on the accounting contract term (i.e., the period in which the Company has enforceable rights and obligations). This includes evaluating whether there are termination penalties and, if so, whether they are considered substantive. The Company applies judgment in determining whether the termination penalties are substantive.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Some of the Company's contracts with customers include options that allow the customer to acquire additional solutions or renew existing services in the future. The solutions and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, because they are contingent upon option exercise by the applicable customer. The Company evaluates customer options for material rights, and if the options are determined to provide a material right to the customer, the option granting a material right is recognized as a separate performance obligation at the onset of the arrangement. The Company allocates a portion of the transaction price to the option granting a material right based on the relative standalone selling prices of the performance obligations in the contract. The standalone selling price of the option is determined based on standalone selling price of the underlying performance obligation, the identified discount inherent in the option, and the estimated probability that the customer will exercise the option. Amounts allocated to material rights are not recognized as revenue until the option is exercised.

The Company has elected the following practical expedients related to revenue: (1) the Company does not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less, (2) the Company recognizes revenue equal to the amount it has a right to invoice when the amount corresponds directly with the value to the customer of the Company’s performance to date, (3) the Company does not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good or service, and (4) the Company allocates the total consideration expected to be received from the customer to the total goods or services expected to be provided to the customer, including any expected contract term renewals.

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders. Due to their nature, time-and-materials contracts contain variable consideration; however, in general, the Company’s performance obligations under time-and-materials contracts qualify for the “right to invoice” practical expedient. Under this practical expedient, the Company recognizes revenue over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services, as upon billing the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date. At September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $549.3 million. External factors, such as customer and supplier acceleration or delays, can affect the timing of revenue recognized on performance obligations. The Company expects to recognize approximately 37.4% of its remaining performance obligations as revenue within the next 12 months, and approximately 22.6% of its remaining performance obligations during the following 12 months, with the remaining 40.0% thereafter. The remaining performance obligations do not include variable consideration that has been determined to be constrained.

Contract Balances

Contract assets and liabilities reflect timing differences between the receipt of consideration and the fulfillment of performance obligations under a contract with a customer. Contract assets reflect performance obligations satisfied and revenue recognized in advance of customer billings. Contract liabilities reflect consideration received before the satisfaction of a performance obligation.

Unbilled receivables are contract assets that are classified as trade receivables because only the passage of time is required before payment of that consideration is due. Unbilled receivables are recorded within accounts receivable. Contract assets that are not unbilled receivables are separately presented on the unaudited condensed consolidated balance sheets. Contract liabilities are recorded within deferred revenue.

Contract assets consisted of the following:

	September 30,	December 31,
	2026	2025
Unbilled receivables	$15,586	$13,497
Contract assets	25,417	3,499
Total contract assets	$41,003	$16,996

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Deferred revenue consisted of the following:

	September 30,	December 31,
	2026	2025
Launch	$79,306	$77,843
Spacecraft Solutions	137,870	130,857
Total deferred revenue	$217,176	$208,700

During the nine months ended September 30, 2026 and 2025, the Company recognized $74.2 million and $67.2 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of each period.

Loss Contracts

The Company recognizes a contract loss provision when the current estimate of the consideration expected to be received is less than the current estimate of total estimated costs to complete the contract. For purposes of determining the existence or amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes in contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract prices.

During the three and nine months ended September 30, 2026, the Company recognized both favorable and unfavorable changes in contract loss provisions, including a favorable change resulting from a contract modification on a firm-fixed-price contract that eliminated the related contract loss provision. During the nine months ended September 30, 2026, the Company recorded one new contract loss provision for a firm-fixed-price contract. The Company recorded total contract loss provisions of $12.4 million and $8.0 million as of September 30, 2026 and December 31, 2025, respectively.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2026	2025
Machinery and equipment	$57,871	$47,124
Test stands	58,281	42,255
Buildings	61,365	48,999
Land and land improvements	5,800	5,123
Construction in progress	31,229	38,654
Furniture and fixtures	5,894	3,359
Computer equipment	8,910	5,713
Software	384	1,141
Vehicles	593	479
Leasehold improvements	24,818	12,984
Total	255,145	205,831
Less: Accumulated depreciation	(57,748)	(42,093)
Property and equipment, net	$197,397	$163,738

Depreciation expense was $6.3 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively, and $21.0 million and $12.5 million for the nine months ended September 30, 2026 and 2025, respectively, and was recorded in the unaudited condensed consolidated statements of net loss within cost of sales, research and development, and selling, general, and administrative expenses.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2026	2025
Payroll-related expenses	$22,092	$17,617
Professional services expenses	16,334	5,854
Other accrued expenses	4,997	19,284
Accrued expenses	$43,423	$42,755

7. Intangible Assets, Net

The following tables present the gross carrying amounts and accumulated amortization related to the Company's intangible assets:

		September 30, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software licenses	1-3 years	$16,166	$(5,848)	$10,318
Internally-developed software	3-5 years	307	(4)	303
Trade name and trademarks	5 years	18,000	(3,300)	14,700
Developed technology	10 years	76,480	(6,845)	69,635
Customer relationships	3-9 years	61,000	(8,250)	52,750
Total		$171,953	$(24,247)	$147,706

		December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software licenses	1-3 years	$18,484	$(2,442)	$16,042
Trade name and trademarks	5 years	18,000	(600)	17,400
Developed technology	10 years	74,000	(1,233)	72,767
Customer relationships	3-9 years	61,000	(1,500)	59,500
Total		$171,484	$(5,775)	$165,709

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

The Company capitalized $2.1 million and $6.5 million of both internal-use software licenses and software-in-development during the three months ended September 30, 2026. Capitalized costs associated with software-in-development are not amortized until the related assets are substantially complete and ready for their intended use. Amortization expense related to the Company’s finite-lived intangible assets was $7.0 million and $22.2 million for the three and nine months ended September 30, 2026, respectively. The Company did not recognize any amortization expense related to its finite-lived intangible assets for the three and nine months ended September 30, 2025.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table presents expected amortization expense related to the Company’s intangible assets recorded as of September 30, 2026:

2026 (for the remaining period)	$6,745
2027	25,381
2028	23,304
2029	17,109
2030	16,315
Thereafter	58,852
Total future amortization	$147,706

8. Goodwill

Changes in the carrying amount of goodwill are detailed below:

Balance at December 31, 2025	$450,119
SciTec measurement period adjustments	(44)
Space-ng acquisition	13,544
Balance at September 30, 2026	$463,619

Goodwill is defined as an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. At September 30, 2026, the Company has only one operating segment, which represents its only reportable segment. Refer to Note 3. Business Combinations for further detail of the items comprising the changes in goodwill during the nine months ended September 30, 2026.

9. Fair Value Measurement

The Company measures its financial assets and liabilities at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

The Company issued warrants to purchase Series J Preferred Stock (the “Series J Warrants”) in connection with the Company’s entrance into a financing agreement pursuant to which certain term loans were made to the Company (refer to Note 11. Notes Payable for further detail). The Company used a Black-Scholes option-pricing valuation model to value the Series J Warrants as of September 30, 2026.

The following tables present the fair values, and key inputs applied in the valuations, of the Series J Warrants:

September 30, 2026
Common stock price	$23.15
Exercise price for the Series J Warrants	$21.17
Risk-free rate	5.11%-5.14%
Volatility	93.5%-97.5%
Term (years)	6.80-7.64
Black-Scholes value (per share)	$19.39-19.62
Number of warrants	646
Value of Series J Warrants	$12,563

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

During each of the three and nine months ended September 30, 2026 and 2025, no warrants were issued. The fair value remeasurement of the Series J Warrants resulted in a decrease in fair value of $4.0 million for the three months ended September 30, 2026, and an increase of $0.3 million for the nine months ended September 30, 2026, respectively. No warrants were exercised during the three and nine months ended September 30, 2026.

The following tables present, by level within the fair value hierarchy, our financial assets and liabilities measured at fair value:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$250,721	$—	$—	$250,721
Money market funds	158,564	—	—	158,564
Time deposits	125,447	—	—	125,447
Total financial assets	$534,732	$—	$—	$534,732
Liabilities:
Series J Warrants	$—	$12,563	$—	$12,563
Total financial liabilities	$—	$12,563	$—	$12,563

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$787,747	$—	$—	$787,747
Money market funds	—	5,219	—	5,219
Time deposits	100,008	—	—	100,008
Total financial assets	$887,755	$5,219	$—	$892,974
Liabilities:
Series J Warrants	$—	$12,294	$—	$12,294
Total financial liabilities	$—	$12,294	$—	$12,294

10. Leases

The Company has existing operating and finance leases for corporate offices, facilities, vehicles and certain equipment. The Company’s leases have remaining terms varying from less than one year to 16 years, some of which include options to extend the lease term. For purposes of calculating lease liabilities, lease terms include options to extend the lease when it is reasonably certain that the Company will exercise such options.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease expense:
Amortization of right-of-use assets	$392	$442	$1,208	$1,190
Interest on lease liabilities	76	110	254	355
Operating lease expense	3,562	182	5,295	977
Total lease expense	$4,030	$734	$6,757	$2,522

Amortization of right-of-use assets was recorded within research and development, and selling, general, and administrative expenses, interest on lease liabilities was recorded within interest expense, and operating lease expense was recorded within research and development, and selling, general, and administrative expenses, each in the unaudited condensed consolidated statements of net loss.

Operating and finance lease right-of-use assets and liabilities were as follows:

	September 30,	December 31,
	2026	2025
Assets:
Operating lease right-of-use assets	$38,827	$13,938
Finance lease right-of-use assets	$2,527	$3,735

Liabilities:
Current:
Operating lease liabilities	$4,039	$1,161
Finance lease liabilities	$1,411	$1,056
Non-current:
Operating lease liabilities	$40,776	$15,832
Finance lease liabilities	$855	$2,004

The operating lease right-of-use assets and liabilities as of September 30, 2026 include measurement period adjustments associated with the SciTec acquisition. See Note 3. Business Combinations. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

Failed Sales and Leasebacks

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

As a result, the Company has reflected the manufacturing equipment on its unaudited condensed consolidated balance sheets in property and equipment, net, and recognizes depreciation expense over its estimated useful life. As of September 30, 2026, the Company’s notes payable, current and non-current, related to failed sales and leasebacks were $7.7 million and $16.6 million, respectively. As of December 31, 2025, the Company’s related notes payable, current and non-current, were $6.0 million and $21.1 million, respectively. The Company does not recognize rent expense related to these purchase and leaseback agreements. Instead, periodic lease payments are recognized as interest expense and reductions of the principal balance of the financing liability.

For the three months ended September 30, 2026, payments of $1.6 million were made under the purchase and leaseback agreements in addition to interest expense of $0.5 million, and during the nine months ended September 30, 2026, payments of $4.9 million were made under the purchase and leaseback agreements in addition to interest expense of $1.5 million.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

For the three months ended September 30, 2025, payments of $1.4 million were made under the purchase and leaseback agreements including interest expense of $0.6 million, and during the nine months ended September 30, 2025, payments of $4.1 million were made under the purchase and leaseback agreements, including interest expense of $1.8 million.

11. Notes Payable

Financing Agreement

On July 17, 2023, the Company entered into a financing agreement (as amended from time to time and last amended August 13, 2024, the “Financing Agreement”) among the Company, as the Borrower, certain subsidiaries of the Company (collectively, “Guarantors”), lenders (the “Lenders”) and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (“Agent”). The Financing Agreement provided term loans in the aggregate principal amount of $136.1 million, comprised of $103.5 million principal amount of term A loans (the “Term A Loans”) and $32.6 million principal amount of term B loans (the “Term B Loans,” and together with the Term A Loans, and along with the incremental term loans from subsequent amendments from time to time, the “Term Loans”). The Term Loans were scheduled to mature on July 17, 2028 (the “Term Loan Maturity Date”).

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

The Term Loans bore fixed interest rates. The interest rate for the Term A Loans was 13.875% per annum. The interest rate for the Term B Loans was 13.875% per annum from the initial closing date to the third anniversary of the initial closing date and 19.135% per annum thereafter until the Term Loan Maturity Date. Interest was computed on the basis of a 360‑day year for the actual number of days elapsed and payable monthly in cash and in arrears on the last business day of each calendar month.

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

Capitalized debt issuance costs are amortized into interest expense over the term of the Revolving Credit Facility on a straight-line basis. The remaining unamortized debt issuance costs for the Revolving Credit Facility totaled $3.2 million as of September 30, 2026. Interest expense recognized during the three months ended September 30, 2026 related to the Revolving Credit Facility was $0.7 million, including $0.3 million of contractual interest expense and $0.4 million of amortization of debt issuance costs. Interest expense recognized during the nine months ended September 30, 2026 related to the Revolving Credit Facility was $4.2 million, including $3.0 million of contractual interest expense and $1.2 million of amortization of debt issuance costs.

On February 18, 2026, the Company repaid the $260.0 million in then-outstanding aggregate principal. At September 30, 2026, the Revolving Credit Facility remained undrawn.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table presents the Company’s outstanding debt:

	September 30,	December 31,
Notes	2026	2025
4.50% due 2026	$47	$184
7.71% due 2029(2)	14,959	18,403
8.31% due 2031(2)	7,689	8,692
7.84% due 2031(2)	1,865	—
Other notes	744	1,530
Outstanding borrowings on Revolving Credit Facility	—	260,000
Total debt	25,304	288,809
Less: Unamortized issuance costs(1)	(200)	(269)
Total debt, net	25,104	288,540
Less: Current portion	7,284	7,099
Long-term debt, net	$17,820	$281,441

(1) The unamortized issuance costs do not include the $3.2 million of debt issuance costs related to the Revolving Credit Facility included in other current assets and other assets, less current portion.

(2) Includes obligations related to various equipment recorded as failed sale and leaseback transactions. Refer to Note 10. Leases for further detail.

The following table summarizes the future principal payments on notes payable in each of the next five years and thereafter:

2026 (for the remaining period)	$1,907
2027	7,269
2028	7,466
2029	5,504
2030	2,336
Thereafter	822
Total	25,304
Less: Unamortized issuance costs(1)	(200)
Total debt, net	$25,104

(1) The unamortized issuance costs do not include the $3.2 million of debt issuance costs related to the Revolving Credit Facility included in other current assets and other assets, less current portion.

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

On November 11, 2025, one of Firefly’s purported stockholders filed a putative class action complaint in the United States District Court for the Western District of Texas in an action originally captioned Diamond v. Firefly Aerospace Inc., et al., Case No. 1:25-cv-01812 (W.D. Tex.) (the “Securities Action”). The original complaint named Firefly and certain of Firefly’s current and former directors and officers as defendants, and asserted claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), arising from allegedly false or misleading statements or omissions of purportedly material fact concerning the demand and growth prospects of Firefly’s Spacecraft Solutions offerings and the operational readiness and commercial viability of the Alpha rocket. On March 26, 2026, the Court appointed co-lead plaintiffs, pursuant to the Private Securities Litigation Reform Act of 1995 and recaptioned the case as In re Firefly Aerospace Securities Litigation. The co-lead plaintiffs filed an amended complaint on May 29, 2026, asserting the same causes of action but naming additional defendants, including certain of Firefly’s investors and their affiliates and the underwriters from Firefly’s IPO and, among other changes, removing claims of allegedly false or misleading statements or omissions relating to Firefly’s Spacecraft Solutions offerings. On July 30, 2026, Firefly and the other defendants moved to dismiss the amended complaint in full. On September 23, 2026, one of the two co-lead plaintiffs filed a notice voluntarily dismissing his claims and notifying the Court that the other co-lead plaintiff would continue to pursue all claims asserted against all defendants in the amended complaint on behalf of the putative class. On September 30, 2026, the remaining lead plaintiff filed an opposition to defendants’ motion to dismiss the amended complaint. On October 30, 2026, defendants filed a reply in further support of defendants’ motion to dismiss the amended complaint, which motion remains pending. Firefly intends to defend itself vigorously against these allegations and claims, but is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

On December 23, 2025, one of Firefly’s purported stockholders filed a complaint in the United States District Court for the Western District of Texas in an action captioned Shadowbolt v. Kim, et al., Case No. 1:25-cv-02126 (W.D. Tex.) (the “Shadowbolt Action”). The plaintiff seeks to pursue claims, purportedly on Firefly’s behalf, against certain of Firefly’s current and former directors and officers for alleged breaches of fiduciary duty and contribution under Section 21D of the Exchange Act and Section 11(f) of the Securities Act, among other common law causes of action, arising from substantially the same allegations at issue in the Securities Action. On August 7, 2026, another of Firefly’s purported stockholders filed a second related stockholder derivative complaint, asserting substantially the same allegations as the Shadowbolt Action also in the United States District Court for the Western District of Texas in an action captioned Shaw v. Kim, et al., Case No. 1:26-cv-02187 (W.D. Tex.) (the “Shaw Action,” and together with the Shadowbolt Action, the “Derivative Actions”). The Derivative Actions have been consolidated and are stayed in their entirety pending entry of final judgment, including after any appeals have been pursued or exhausted, in the Securities Action. Firefly is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

In addition to the above, in the ordinary course of business, Firefly is involved in a variety of pending and threatened litigation matters, and in the future, Firefly may be subject to additional legal proceedings, the scope of which is unknown and could adversely affect our business. In addition, from time to time, Firefly may receive letters or other forms of communication asserting claims against the Company. Regardless of the outcome, these proceedings could adversely impact the Company's business because of defense costs, diversion of management resources, and other factors. Although the results of legal proceedings and claims are inherently unpredictable and uncertain, Firefly currently does not believe that these matters, individually or in the aggregate, will materially affect Firefly’s business, financial position, results of operations or cash flows.

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

The Company did not recognize any contingent liabilities as of September 30, 2026. The Company recognized $2.3 million of contingent liabilities related to Spaceflight, Inc. in other non-current liabilities as of December 31, 2025. Due to the resolution of certain underlying matters, the balance decreased by $2.3 million during the nine months ended September 30, 2026 which resulted in a net gain recognized in the condensed consolidated statement of net loss and comprehensive loss.

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

On August 8, 2025, the Company used a portion of the net proceeds from the IPO to repay the Term Loans under the Financing Agreement (each as defined in Note 11. Notes Payable), together with the specified prepayment premium of $11.4 million and accrued interest.

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

Of the offering expenses, $2.5 million was directly attributable to the offering and offset against additional paid-in capital. The remaining $0.1 million was expensed during the nine months ended September 30, 2026. See Note 16. Related Party Transactions.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

14. Stock-Based Compensation

2017 and 2024 Equity Incentive Plans

In October 2017, the Company adopted and approved the 2017 Stock Plan (the “2017 Plan”) under which 3.1 million shares of the Company’s common stock were originally reserved for issuance to employees, directors, and consultants. In 2023, the Company twice amended the 2017 Plan to increase the number of reserved shares to a total of approximately 26.7 million. In 2024, the Company twice amended the 2017 Plan to increase the number of reserved shares by an additional 11.3 million shares to a total of approximately 38.1 million. Under the 2017 Plan, the Company may grant stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”). Options granted under the Plan may be either incentive stock options (“ISOs”) or stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors). Awards granted under the 2017 Plan generally vest based on service over various periods ranging from immediately to five years. Certain performance-based awards vest upon the occurrence of a qualified liquidity event (including a change in control or IPO), while some awards may accelerate vesting upon such an event. Options expire as determined by the Board of Directors but not more than ten years after the date of grant, unless the holder of an ISO owns more than 10% of the voting power in the Company, in which case the term cannot exceed five years. The Company had no shares of common stock available for future issuance under the 2017 Plan as of September 30, 2026.

In 2024, the Company established a Performance-Based Incentive Compensation Plan (the “2024 Plan”) that allows for the issuance of stock options, RSAs, RSUs, and cash incentives to employees, directors, and consultants. The stock-based awards granted under the 2024 Plan are governed in accordance with the terms and conditions of the 2017 Plan. The 2024 Plan also included cash incentive opportunities tied to the achievement of specific performance goals. Subsequent to the adoption of the 2025 Plan (as defined below), no further awards were granted under the 2017 Plan or the 2024 Plan.

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

2025 Employee Stock Purchase Plan

In August 2025, the Board of Directors adopted, and the Company’s shareholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to the Company’s employees. The option purchase price will be designated by the ESPP administrator but will not be less than 85% of the fair market value of a share of the Company’s common stock on the applicable enrollment date or the applicable exercise date, whichever is lower. A total of 3.2 million shares of the Company’s common stock was initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP is increased annually on January 1 of each fiscal year beginning in 2026 by an amount equal to the lesser of (i) 1.0% of the shares outstanding on the last day of the immediately preceding fiscal year or (ii) a lesser amount determined by the Company’s Board of Directors; provided, however, that no more than 3.2 million shares may be issued per year in total under the ESPP.

RSUs

Subsequent to the IPO, the Company grants service-based RSUs to employees, all of which relate to the Company’s common stock, under the 2025 Plan. RSUs that have been awarded to employees generally vest over periods between two and four years from the grant date. The service-based vesting condition for these awards is generally satisfied by rendering continuous service, generally for one to four years, during which time the grants will vest either with a cliff vesting period of one year and continued vesting quarterly thereafter or quarterly from the vesting commencement date. The fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to RSUs on a straight-line basis over the requisite service period.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

During the three and nine months ended September 30, 2026, the Company granted RSUs to certain employees under the 2025 Plan. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs granted generally vest over the requisite service period specified in each award agreement. Unvested RSUs are forfeited upon termination of employment, unless otherwise provided under the award terms.

The following table summarizes RSU activity during the nine months ended September 30, 2026:

	RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	3,889	$38.94
Granted	2,326	29.05
Vested	(792)	42.82
Canceled / forfeited	(259)	34.01
Unvested as of September 30, 2026	5,164	$34.10

The total fair value of RSUs vested during the three and nine months ended September 30, 2026 was $15.6 million and $17.0 million, respectively. Total unrecognized compensation cost related to unvested RSUs was $158.9 million, which is expected to be recognized over a weighted‑average period of 2.8 years.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Balance, December 31, 2025	15,365	$1.31	7.44
Options granted	—	—	—
Options exercised	(7,312)	1.16	—
Options canceled	(456)	1.30	—
Balance, September 30, 2026	7,597	$1.47	7.09
Vested and exercisable	6,474	$1.48	7.71
Unvested	1,123	$1.06	6.17

The Company did not grant any employee stock options for the nine months ended September 30, 2026. Unrecognized compensation expense related to stock options, which are expected to be recognized over a weighted-average period of 1.4 years and 2.3 years, was $1.1 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. The aggregate intrinsic value of the options outstanding was $164.7 million and $18.2 million as of September 30, 2026 and 2025, respectively. The aggregate intrinsic value of the options exercisable was $140.3 million and $13.0 million as of September 30, 2026 and 2025, respectively.

Determination of Fair Value

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant is affected by the stock price as well as assumptions regarding several complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

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

Stock-Based Compensation Expense

Total stock-based compensation expense related to options and RSUs was allocated to research and development and selling, general and administrative expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$8,279	$501	$22,682	$796
Selling, general and administrative	7,013	3,499	22,149	4,395
Total	$15,292	$4,000	$44,831	$5,191

15. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period.

The Company recognized an immaterial tax provision for the three months ended September 30, 2026 and recognized an immaterial tax provision for the nine months ended September 30, 2026. The Company had no provision for income taxes for either the three or nine months ended September 30, 2025.

16. Related Party Transactions

Registered Equity Offering

In connection with the Registered Equity Offering, the Company paid offering costs of $2.5 million. The Company determined that $1.7 million of these costs were attributable to AE Industrial’s secondary offering. AE Industrial paid all underwriting fees incurred in connection with the secondary component of the offering.

During the nine months ended September 30, 2025, AE Industrial purchased 0.3 million shares of Series D-1 Preferred Stock for an aggregate purchase price of $5.0 million and received $4.5 million for services related to the issuance of Series D-4 Preferred Stock, including placement, negotiation, and closing activities pursuant to a prior agreement. During the nine months ended September 30, 2026, there were no such purchases by AE Industrial.

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Accounts Payable and Expenses

The following transactions occurred between the Company and AE Industrial, which beneficially owned 29.54% of the Company’s common stock outstanding as of September 30, 2026. Even though the Company is part of AE Industrial’s portfolio of companies, it is not a part of AE Industrial’s consolidated tax return and files its tax returns independently.

On August 8, 2025, the Company entered into an Amended and Restated Consulting Agreement (the “Consulting Agreement”) with AE Industrial Operating Partners, LLC (“AE Operating”), an affiliate of AE Industrial. Under the Consulting Agreement, the Company will pay AE Operating an annual fee of approximately $2.4 million for consulting and advisory services until the earlier of August 8, 2027, or the time AE Industrial beneficially owns less than 10% of the Company’s outstanding common stock. Expenses for consulting and other fees recorded under this agreement for the three and nine months ended September 30, 2026 were $0.8 million, and $2.5 million, respectively.

In addition to AE Operating, G.S. Precision, Deep Space Systems, and Redwire Corporation are also related parties of the Company, as these entities are part of AE Industrial’s investment portfolio or share a common board of directors with the Company.

The following is a summary of the Company’s related party accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025, and related party research and development and selling, general, and administrative expenses:

	September 30,	December 31,
	2026	2025
Accounts payable and accrued expenses:
AE Operating	$748	$—
Redwire Corporation	—	330
Total	$748	$330

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses:
Redwire Corporation	$—	$1,173	$480	$1,425
AE Operating	819	989	2,490	1,139
G.S. Precision	—	—	—	223
Deep Space Systems	111	—	628	—
Total	$930	$2,162	$3,598	$2,787

In the normal course of business, the Company engages in transactions with certain vendors and customers where AE Industrial maintains a significant ownership interest and/or can exhibit significant influence on the operations of such parties. For both the three and nine months ended September 30, 2026 and 2025, transactions with other companies in AE Industrial’s investment portfolio were not material to the Company’s unaudited condensed consolidated financial statements.

17. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each period.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of fully dilutive common shares outstanding for the period using the treasury-stock method, the if-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, RSUs, convertible notes and stock options. For the nine months ended September 30, 2026 and 2025, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive. The Company has determined that all series of Preferred Stock were participating securities under the two-class method, however, holders of the Preferred Stock were not required to fund losses. Dividends were accreted for the Company’s outstanding shares of Series C, Series D-1 and Series D-3 Preferred Stock.

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Consolidated net loss	$(94,198)	$(133,412)	$(283,193)	$(257,283)
Less: Accretion of dividends of Series C Preferred Stock	—	2,298	—	13,240
Less: Accretion of dividends of Series D-1 Preferred Stock	—	4,524	—	21,989
Less: Accretion of dividends of Series D-3 Preferred Stock	—	128	—	394
Net loss available to common stockholders	$(94,198)	$(140,362)	$(283,193)	$(292,906)
Denominator:
Weighted-average common shares outstanding – basic and diluted	168,371	93,849	163,265	40,389
Net loss per share attributable to common stockholders – basic and diluted	$(0.56)	$(1.50)	$(1.73)	$(7.25)

A summary of the total number of securities excluded from diluted net loss per share that could be potentially dilutive in the future is as follows:

	As of September 30,
	2026	2025
Series J Warrants	646	646
Stock options	7,597	15,500
RSUs	5,164	2,959
Total	13,407	19,105

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

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

The following table includes the significant expense categories and amounts that are regularly provided to the CODM:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025 (Recast)	2026	2025 (Recast)
Revenue	$110,682	$30,778	$309,244	$102,182
Less:
Stock-based compensation expense	15,292	4,000	44,831	5,191
Depreciation and amortization(1)	8,627	6,447	29,389	14,363
Amortization of acquired intangibles	5,000	—	15,000	—
Cost of sales(2)	84,894	21,242	239,026	84,514
Research and development(3)	61,383	42,917	174,921	130,519
Selling, general, and administrative(4)	34,477	13,045	91,300	33,142
Interest income	(4,460)	(5,289)	(14,770)	(8,078)
Interest expense	1,637	3,955	7,036	17,145
Loss on extinguishment of debt	—	30,400	—	30,400
Change in fair value of warrant liability	(4,040)	42,150	269	47,257
One-time costs related to the IPO(5)	—	3,792	—	8,012
Transaction-related expenses	2,587	1,528	7,220	1,528
Gain on settlement of contingent liabilities	—	—	(1,307)	—
Provision for income taxes	42	—	74	—
Other (income) expense, net(6)	(559)	3	(552)	(4,528)
Consolidated net loss	$(94,198)	$(133,412)	$(283,193)	$(257,283)

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

(6) Other (income) expense, net, excludes interest income, interest expense, change in fair value of warrant liability, and gain on settlement of contingent liabilities, which are presented separately.

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

The Company did not recognize revenue or hold material property and equipment outside of the United States for the nine months ended September 30, 2026 and 2025, and as of September 30, 2026 and December 31, 2025, respectively.

19. Subsequent Events

On November 6, 2026, the Company entered into (i) an Intellectual Property License Agreement with AST SpaceMobile, Inc. (“AST SpaceMobile”) and (ii) a Supply and Services Agreement with AST & Science, LLC, a subsidiary of AST SpaceMobile (the “Supply and Services Agreement” and, together with the IP License Agreement, the “AST Agreements”), pursuant to which the Company has agreed to assist with the development of AST SpaceMobile's new heavy-lift launch vehicle, including manufacturing, testing and delivering flight-ready sets of Firefly's Miranda and Vira engines.

Under the AST Agreements, Firefly will grant AST SpaceMobile a license to certain Company intellectual property to enable AST SpaceMobile to manufacture rocket engines, and will supply AST SpaceMobile with Miranda and Vira engines, delivered flight-ready

Firefly Aerospace Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

for the first three launches of AST SpaceMobile's launch vehicle. Firefly will also provide AST SpaceMobile with certain non-recurring engineering services, a dedicated team of engineers, systems engineering and technical assistance support, and training.

As consideration for entry into the AST Agreements, AST SpaceMobile will pay the Company a combination of cash and shares of its Class A common stock, which the Company estimates to be valued at approximately $1.3 billion. The payment of the consideration by AST is subject to customary milestones set forth in the AST Agreements.

The Company is currently evaluating the financial statement impact of this transaction.

The Company has evaluated subsequent events from September 30, 2026 through the date the financial statements were issued and has determined there are no other subsequent events that require disclosure or recognition in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for the periods presented. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections entitled “Risk Factors”, “Cautionary Note Regarding Forward-Looking Statements” and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q. Certain information contained in this discussion and analysis includes forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

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

Launch: Our launch vehicles provide dedicated and responsive launch capabilities for national security, government, and commercial customers. We are the only U.S. company with a liquid-powered orbital launch vehicle in the 1,000-kilogram payload class. Our Alpha launch vehicle employs a distinct combination of technologies designed to ensure high performance and efficiency at low cost. It uses a unique lightweight, rigid, and thermally insulated carbon composite technology for both the primary rocket structure and the propellant tanks, which ensures more of the usable mass goes to the mission payload. Alpha is also powered by our patented tap-off cycle engine technology, which is more efficient than legacy systems and provides greater reliability by employing fewer parts than those in traditional rocket engines. We have utilized this proprietary technology in all of our rocket engines, which have been developed and tested in-house. Alpha has five engines: four first-stage Reaver engines, and one second-stage Lightning engine. In addition to its track record of successful dedicated and responsive launch missions, Alpha is also designed to support testing of hypersonic payloads, providing significant growth opportunities for hypersonic deterrents, reconnaissance, and future national security needs. We are also expanding our launch pad operations from Vandenberg Space Force Base to add Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden to support more missions, customers, and launch cadence opportunities. Built in collaboration with the SSC Space, the launch pad in Sweden will be our first expansion outside the U.S. and an initial step in our international market strategy. Sweden represents a proving ground for further expansion of Alpha production and operations to U.S. allied nations – such as the United Kingdom, Japan, South Korea, Australia, and additional opportunities in Europe and the Middle East – as we look to serve global market demand for a sovereign-led franchise business model.

Eclipse is powered by eight Firefly-developed engines: seven first-stage Miranda engines and one second-stage Vira engine. The Miranda engine is built using the same engine architecture and patented tap-off cycle as the Reaver engine, while the Vira engine is based on Alpha’s second-stage vacuum-optimized Lightning engine. These common technologies are facilitating the fast, cost-efficient, and reliable development of Eclipse. Eclipse is being built to serve national security, commercial, and international launch markets at competitive pricing. Eclipse’s first-stage is designed to be reusable, lowering production costs and improving cycle times for this launch platform. We are planning to construct a refurbishment facility that will facilitate this reusability. The first launch of Eclipse is expected to take place from Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island, and Eclipse is designed to be compatible with additional launch ranges on the east and west coasts of the United States.

Spacecraft Solutions: Firefly is the only company to achieve a fully successful Moon landing, completing 100% of our mission objectives set out before launch. Following the first Blue Ghost mission, we have a total of four additional missions under NASA CLPS task orders. We expect our Blue Ghost lander to fly regular missions to the Moon, with payload services customized to the technology and exploration goals of our customers. Offering dedicated missions and ride-share opportunities, Blue Ghost is built to host and deliver payloads nearly anywhere on the lunar surface, as well as other planetary bodies. The next Blue Ghost Mission is expected to land on the far side of the Moon and conduct at least 10 days of Blue Ghost lander lunar surface operations, with an Elytra spacecraft supporting as a communications relay. This Elytra spacecraft is expected to remain operational in lunar orbit for up to five years. The second Blue Ghost mission is fully manifested with both NASA and commercial payloads, including a commercial rover and a ride-sharing international satellite. The remaining Blue Ghost missions include one to the Moon’s Gruithuisen Domes (for which we have selected Blue Origin as a partner to develop a rover to be delivered to the lunar surface), as well as another to the lunar south pole. Our most recent award will return to the Moon's near side. All Blue Ghost Missions carry both NASA and commercial payloads.

Elytra is a dynamic spacecraft that is highly maneuverable and extensible to perform hundreds of rendezvous proximity operations in support of space domain awareness and warfighting, long-range communications relay, on-orbit edge processing, and advanced space exploration missions. A constellation of Elytra is expected to power a future long-haul communications relay for multiple customers. Blue Ghost and Elytra are highly complementary and compatible technologies that share a common core. Most of Elytra’s core hardware and software were proven at a variety of orbits through Blue Ghost’s successful first mission. As part of our end-to-end space services, Elytra offers robust on-orbit solutions and responsive defense capabilities when and where customers need them. Elytra is currently contracted to perform a responsive on-orbit mission in support of the U.S. Department of War’s (the “DoW”) Defense Innovation Unit. During this mission, Elytra will serve as a space maneuver vehicle to perform a series of on-orbit tasks including space domain awareness operations in Low Earth Orbit (LEO”). Firefly is also contracted with NASA’s Jet Propulsion Laboratory to deliver up to four drones to the Moon’s south pole using an Elytra in support of the agency’s MoonFall mission. Available to launch on Alpha and Eclipse, our Elytra vehicles are positioned to service the entire lifecycle of government and commercial missions. This unique interoperability makes Firefly a one-stop shop and partner of choice for national security, government, and commercial customers requiring these capabilities.

Additionally, Firefly was selected by NASA’s Jet Propulsion Laboratory (“JPL”) to manufacture, test, and deliver the aeroshell for NASA’s SkyFall mission to Mars. The mission, which is managed by JPL, will deploy three heritage Mars helicopters to perform science and demonstrate airborne subsurface mapping and resource prospecting. Firefly’s innovation lab is responsible for developing and manufacturing the SkyFall aeroshell, which consists of both a backshell and heatshield.

In October, 2025, we completed the acquisition of SciTec, which bolsters Spacecraft Solutions hardware with AI-enabled defense software proven in operations for missile warning and defense, intelligence, surveillance and reconnaissance, space domain awareness, remote sensing and analysis, and autonomous command and control. SciTec’s big data processing for national security and commercial customers includes cloud-based, on-premise, and edge processing of high-volume data at rate from satellites across all orbits enables rapid decision making for warfighters, supports defense applications, and unlocks new service categories for commercial and government deep space missions. More broadly, SciTec’s support of national security programs advances U.S. and allied defense capabilities, including Golden Dome, with a full suite of hardware and software for space-based interceptor missions, hypersonic test missions, and space domain awareness missions.

Customers: Our track record of success and our reputation as a trusted provider for our customers results in a highly attractive, diversified business model defined by significant backlog and cash flow visibility. Strong customer demand backs our financial profile with approximately $1.7 billion in backlog and multi-launch agreements across our product lines as of September 30, 2026. Underpinning our financial profile is the combination of efficient contract structure and milestone-based billing. Before launch, we typically have collected approximately 90% of the total contract value, which is highly advantageous as production ramps. We are also differentiated in our ability to successfully execute on firm-fixed-price contracts. We are ahead of the curve as the industry shifts in favor of firm-fixed-price contracts and are well-positioned to capitalize on this change. The addition of SciTec further diversifies our customer base and adds a mixture of cost-plus and firm-fixed-price contracts.

As the space market continues to grow and evolve, we are well-positioned to serve our customers’ most complex missions with rapid response times and purpose-built solutions. Our collaborations with leading national security agencies and aerospace companies, such as Lockheed Martin, Northrop Grumman, L3Harris, NASA, the U.S. Space Force, Missile Defense Agency, the DoW's Defense Innovation Unit, and the National Reconnaissance Office demonstrate the value and criticality of our new space defense and technology leadership in this market.

Operations: We strategically deploy capital to build state-of-the-art infrastructure to design, produce, test, and manufacture our products to the highest standard at a regular cadence. We have four primary facilities supporting our corporate operations and launch vehicle and spacecraft production: – Nexus corporate headquarters, Hive and Cortex spacecraft facilities, and Rocket Ranch manufacturing and testing site, all of which are only 25 miles apart, providing unique proximity between design, manufacturing, and production. The proximity of these facilities enables agile and rapid vehicle development and production at lower cost versus competitors. The acquisition of SciTec added data centers, modeling and simulation labs, mission operations centers, and classified infrastructure with six locations strategically positioned near key space and defense customers.

Our purpose-built research and development, manufacturing, and testing footprint is the product of significant investments and the backbone of our manufacturing process. We designed our advanced manufacturing process through years of optimization that now allows us to replicate our additional facilities with significantly less capital outlay. Each of our launch sites was chosen intentionally to enhance flexibility for our customers. Our early investment in cutting-edge technology and best-in-class facilities is a competitive advantage, creating a platform primed for continued growth.

As we scale, we have replicated, and expect to continue to replicate our proprietary manufacturing and testing processes, resulting in reduced cycle times and further capital efficiency.

Additionally, we have deep, long-term relationships with our key suppliers. By maintaining a vertically-integrated manufacturing process, we are less reliant on the timelines of outside suppliers and reduce risk within our supply chain.

Our full suite of manufacturing capabilities is supplemented by multiple launch sites, both active and under development, which will continue to enhance flexibility and responsiveness for our missions. We are currently launching from our Vandenberg Space Force Base launch site in California. Launch sites are under construction at Virginia’s Mid-Atlantic Regional Spaceport on Wallops Island and the Esrange Space Center in Sweden, and we are pursuing additional opportunities to unlock future launch pad capacity. Our significant scale and unique blueprint are strategically planned to support our increasing launch cadence as we grow.

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

We also view backlog as a key measure of our future business prospects. We monitor our backlog because we believe it is a forward-looking indicator of potential revenue which can be helpful to investors in evaluating the performance of our business and identifying trends over time. Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments, or contract cancellations may occur, which could result in a reduction in our total backlog and potential future revenue that never gets recognized.

	September 30,	December 31,
($ in thousands)	2026	2025
Backlog	$1,674,288	$1,351,054

The following amounts relate to executed multi-launch agreements where the missions have not yet been scheduled as of the backlog date. These amounts are included as part of the total backlog.

	September 30,	December 31,
($ in thousands)	2026	2025
Multi-launch agreement backlog	$400,270	$344,800

Trends and Key Factors Affecting Performance

Macroeconomic Pressures

In recent years, geopolitical instability, including wars and conflicts, as well as impacts from other global events, have resulted in opportunities for companies in the space and defense technology market. However, certain disruptions to the global economy, including market disruptions, monetary and fiscal policy uncertainty, supply chain challenges, high interest rates and inflationary pressures have contributed to an inflationary environment that has adversely affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn may adversely impact our business and operating results. Beginning in early 2025, the U.S. presidential administration announced the imposition of tariffs on substantially all countries that trade with the United States, certain of which were subsequently paused. Although the majority of the previously announced tariffs were determined to be unconstitutional, more tariffs may be added in the future under separate statutory authority and countermeasures still may be adopted by other countries. Additional tariffs imposed by the U.S. presidential administration or retaliatory tariffs announced by other countries could result in a trade war, lead to market disruptions, including significant volatility in commodity prices, credit, and capital markets, and cause supply chain interruptions for equipment. These tariffs could adversely impact our business, financial condition, and results of operations, and if we are unable to pass such price increases through to our customers, it would likely increase our costs and, as a result, decrease our gross margins, operating income, and net income. The impact of tariffs on our business and results of operations will depend on their timing, duration and magnitude.

Government Environment and Regulations

Our industry is affected by government budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the space and defense sectors. In particular, the expansion of adversarial budgets to fund the development of hypersonic technologies poses a direct threat to the U.S., fueling this market momentum. Any changes in budget and spending levels, policies, or priorities, including the current emphasis by the U.S. presidential administration on access to space, may have an adverse impact on our business and operating results. In addition, U.S. government procurement regulations impose various operational requirements on government contractors. Non-compliance with any of these regulations could materially adversely affect our operating results. Future government budgets and spending levels could be significantly impacted by the outcome of the November 2026 U.S. congressional elections.

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

Any future prolonged U.S. government shutdown or the adoption of a “continuing resolution” requiring the government to operate on funding levels equivalent to its prior fiscal year, could have an adverse impact on our results and growth plans. Additionally, a prolonged shutdown and any subsequent lapse in federal funding could cause U.S. federal government agencies to reduce their purchases under contracts, exercise their right to terminate contracts, or delay or pause new programs or funding for existing programs, all of which could decrease our revenue and materially adversely impact our business, revenue, results of operations, and financial condition.

Ability to Continue the Expansion of Launch and Spacecraft Solutions Mission Operations

The markets we serve are rapidly expanding, with significant demand for launch and spacecraft solutions and services. Our success and ability to execute on our backlog and generate higher revenue will depend in large part on our ability to expand our offerings and to continue the deployment and development of our launch vehicles on a timely basis. As a result, our revenue and results of operations are subject to fluctuation depending on the number of launch missions scheduled and completed and any launch delays in a given period.

We expect to continue to ramp up our launch cadence as we increase our production rate on Alpha rockets, and complete development of Eclipse. We successfully completed our first lunar landing in March 2025, with four additional Blue Ghost missions planned through 2029. Empowered by our successful Blue Ghost mission and common technologies across spacecraft, we believe we are well positioned to unlock adjacent markets and contracts via our multi-mission orbital vehicle, Elytra. Any delays in commencing our missions, including due to delays or cost overruns in obtaining licenses or other regulatory approvals, launch delays or operational failures (such as our test stand anomaly in September 2025), or entering into future agreements with additional customers could adversely impact our ability to generate revenue, results of operations, and growth plans. We have approximately $1.7 billion in backlog as of September 30, 2026, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our backlog.

Ability to Improve Profit Margins and Scale our Business

The growth of our business is dependent on our ability to improve our profit margins over time while successfully scaling our business, including through continued investment in initiatives to improve our operating leverage. We believe continued reduction in costs and an increase in production and service volumes will enable us to reduce the cost of launch vehicles and an improve our gross margins. As we increase our launch cadence, we expect to be able to continue to improve our cost structure, as fixed and overhead costs are amortized over a greater number of launches and missions. Revenue, net income, and the timing of our cash flows also depend on our ability to perform on our contracts, and profitability can fluctuate depending on the mix of contracts awarded. To manage these fluctuations, we have implemented several strategies, such as closely monitoring project and related services timelines to anticipate cash flow needs. Despite these measures, the inherent variability in milestone achievements means that quarter-to-quarter comparisons of our results of operations may not necessarily be indicative of future performance.

Ability to Continue to Innovate and Expand our Service Offerings

To continue gaining market share and attracting customers, we plan to continue to make substantial investments in research and development (“R&D”) for the continued enhancement of our products. Our growth opportunity is dependent on our continued ability to expand our addressable launch market, win lunar and orbital missions and expand our portfolio of services related to those offerings, which we expect will require us to continue to innovate and expand our service offerings. For instance, building on our launch, lander, transit, and operations success with Alpha and Blue Ghost, we are on track for our offerings to facilitate payload hosting services, transport services, utility services, and data services in LEO, medium earth orbit, and geostationary earth orbit. Our acquisition of SciTec adds the development of adaptable missile defense and mission data processing capability to our Spacecraft Solutions service portfolio. We plan to continue to invest in R&D and forge strategic partnerships with industry leaders to enhance our technological capabilities and market reach.

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

Spacecraft Solutions revenue includes revenue from contracts with commercial and government entities to provide end-to-end services to integrate payloads into Blue Ghost and Elytra for transport to the Moon, to perform on-orbit space domain awareness missions, and for deorbit services, as well as to develop and provide software, sensor, and data processing capabilities for national defense missions. These contracts include firm-fixed-price, cost-plus, and time-and-materials pricing structures. For commercial payload services we consider the performance obligation to be the integration of customer payloads for delivery to specified destinations. These contracts typically require that the customer make milestone payments as specific conditions and tasks are performed. For software, sensor, and data processing contracts, we consider the performance obligation to be the development and implementation of the contracted solution. These contracts require customers to make milestone payments as specific conditions and tasks are performed, or regular periodic payments as costs are incurred. Performance obligations are satisfied over time since either (1) the tasks are performed according to the customer’s specifications and create an asset with no alternative use to us, or (2) the customer receives and consumes benefits as work is completed and we have an enforceable right to payment for performance completed to date.

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

We perform work under contracts that broadly consist of firm-fixed-price, cost-reimbursable, cost-plus, and time-and-materials arrangements, or a combination thereof. Pricing is contractually based on specific negotiations with each customer. Advanced payments and billings for milestones in excess of revenues recognized are recorded as current and non-current deferred revenue in our consolidated balance sheets and recognized into revenue as we satisfy the underlying performance obligations. Occasionally we recognize revenue in advance of customer billings which creates a contract asset.

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

Results of Operations

The following discusses our results of operations for the three and nine months ended September 30, 2026 and 2025.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenue	$110,682	$30,778	$79,904	260%
Cost of sales	85,385	22,288	63,097	283%
Gross profit	25,297	8,490	16,807	198%
Operating expenses
Research and development	75,991	48,763	27,228	56%
Selling, general, and administrative	50,884	21,920	28,964	132%
Total operating expenses	126,875	70,683	56,192	79%
Loss from operations	(101,578)	(62,193)	(39,385)	(63%)
Other income (expense), net
Change in fair value of warrant liability	4,040	(42,150)	46,190	(110%)
Loss on extinguishment of debt	—	(30,400)	30,400	*
Interest income	4,460	5,289	(829)	(16%)
Interest expense	(1,637)	(3,955)	2,318	59%
Other income (expense), net	559	(3)	562	*
Total other income (expense), net	7,422	(71,219)	78,641	110%
Loss before income taxes	(94,156)	(133,412)	39,256	29%
Provision for income taxes	42	—	42	*
Net loss and comprehensive loss	$(94,198)	$(133,412)	$39,214	29%

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Launch revenue	$4,724	$9,424	$(4,700)	(50%)
Spacecraft Solutions revenue	105,958	21,354	84,604	396%
Total revenue	$110,682	$30,778	$79,904	260%

Total revenue increased by $79.9 million, or 260%, to $110.7 million during the three months ended September 30, 2026 from $30.8 million during the three months ended September 30, 2025, primarily driven by the factors discussed below.

Launch Revenue

Launch revenue decreased by $4.7 million, or 50%, to $4.7 million during the three months ended September 30, 2026 from $9.4 million during the three months ended September 30, 2025, primarily due to a contract modification in the prior year comparative period that did not recur.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $84.6 million, or 396%, to $106.0 million during the three months ended September 30, 2026 from $21.4 million during the three months ended September 30, 2025 driven by the inclusion of SciTec in our consolidated results, which was acquired in the fourth quarter of 2025, and continued progress on our Blue Ghost and Elytra spacecraft missions.

Cost of Sales

Cost of sales increased by $63.1 million, or 283%, to $85.4 million during the three months ended September 30, 2026 from $22.3 million during the three months ended September 30, 2025, generally aligning with the period-over-period change in total revenue.

Research and Development

Research and development costs increased by $27.2 million, or 56%, to $76.0 million during the three months ended September 30, 2026 from $48.8 million during the three months ended September 30, 2025. The growth is primarily driven by an increase in costs related to the Alpha program associated with ramping production on our Alpha Block II configuration upgrade, stock-based compensation expense, depreciation and amortization from newly acquired assets being placed into service, and other R&D initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $29.0 million, or 132%, to $50.9 million during the three months ended September 30, 2026 from $21.9 million during the three months ended September 30, 2025. The increase was primarily driven by stock-based compensation expense and the inclusion of SciTec expenses in our consolidated results.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $46.2 million, or 110%, to $4.0 million during the three months ended September 30, 2026 from $42.2 million during the three months ended September 30, 2025. This was primarily a result of the net exercise of Common Warrants in connection with the IPO during the three months ended September 30, 2025.

Interest Expense

Interest expense decreased by $2.3 million, or 59%, to $1.6 million during the three months ended September 30, 2026 from $4.0 million during the three months ended September 30, 2025. Interest expense during the three months ended September 30, 2025 was primarily comprised of interest related to the Term Loans.

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

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The following table sets forth a summary of our results of operations for the periods indicated, and the changes between periods.

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenue	$309,244	$102,182	$207,062	203%
Cost of sales	242,611	87,477	155,134	177%
Gross profit	66,633	14,705	51,928	353%
Operating expenses
Research and development	215,032	142,549	72,483	51%
Selling, general, and administrative	144,044	47,243	96,801	205%
Total operating expenses	359,076	189,792	169,284	89%
Loss from operations	(292,443)	(175,087)	(117,356)	(67%)
Other income (expense), net
Change in fair value of warrant liability	(269)	(47,257)	46,988	(99%)
Loss on extinguishment of debt	—	(30,400)	30,400	*
Interest income	14,770	8,078	6,692	83%
Interest expense	(7,036)	(17,145)	10,109	59%
Gain on settlement of contingent liabilities	1,307	—	1,307	*
Other income, net	552	4,528	(3,976)	*
Total other income (expense), net	9,324	(82,196)	91,520	111%
Loss before income taxes	(283,119)	(257,283)	(25,836)	(10%)
Provision for income taxes	74	—	74	*
Net loss and comprehensive loss	$(283,193)	$(257,283)	$(25,910)	(10%)

* not meaningful

Revenue

The following table sets forth a summary of our revenue by type for the periods indicated, and the changes between comparative periods.

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Launch revenue	$27,377	$20,943	$6,434	31%
Spacecraft Solutions revenue	281,867	81,239	200,628	247%
Total revenue	$309,244	$102,182	$207,062	203%

Launch Revenue

Launch revenue increased by $6.4 million, or 31%, to $27.4 million during the nine months ended September 30, 2026 from $20.9 million during the nine months ended September 30, 2025, primarily due to our successful Alpha Flight 7 launch and increased progress on engineering services contracts for the development of launch facilities.

Spacecraft Solutions Revenue

Spacecraft Solutions revenue increased by $200.6 million, or 247%, to $281.9 million during the nine months ended September 30, 2026 from $81.2 million during the nine months ended September 30, 2025 driven by the inclusion of SciTec in our consolidated results, which was acquired in the fourth quarter of 2025, and continued progress on our Blue Ghost and Elytra spacecraft missions. The nine months ended September 30, 2025 included revenue related to the successful completion of our first Blue Ghost mission.

Cost of Sales

Cost of sales increased by $155.1 million, or 177%, to $242.6 million during the nine months ended September 30, 2026 from $87.5 million during the nine months ended September 30, 2025, aligning with the increases in revenue related to our Launch and Spacecraft Solutions programs.

Research and Development

Research and development costs increased by $72.5 million, or 51%, to $215.0 million during the nine months ended September 30, 2026 from $142.5 million during the nine months ended September 30, 2025. The growth is primarily driven by an increase in costs related to the Alpha program associated with the launch of Alpha Flight 7 and ramping production on our Alpha Block II configuration upgrade, stock-based compensation expense, depreciation and amortization from newly acquired assets being placed into service, and other R&D initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses increased by $96.8 million, or 205%, to $144.0 million during the nine months ended September 30, 2026 from $47.2 million during the nine months ended September 30, 2025. The increase was primarily driven by the inclusion of SciTec, which was acquired in the fourth quarter of 2025, in our consolidated results, as well as stock-based compensation expense, and public company costs.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability decreased by $47.0 million, or 99%, to $0.3 million during the nine months ended September 30, 2026 from $47.3 million during the nine months ended September 30, 2025. This was primarily a result of the net exercise of Common Warrants in connection with the IPO during the nine months ended September 30, 2026.

Interest Income

Interest income increased by $6.7 million, or 83%, to $14.8 million during the nine months ended September 30, 2026 from $8.1 million during the nine months ended September 30, 2025, reflecting interest income earned on the strategic investment of our IPO proceeds for the benefit of our working capital.

Interest Expense

Interest expense decreased by $10.1 million, or 59%, to $7.0 million during the nine months ended September 30, 2026 from $17.1 million during the nine months ended September 30, 2025. Interest expense during the nine months ended September 30, 2025 was primarily comprised of interest related to the Term Loans.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, adjusted for provision for income taxes, interest income, interest expense, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability, loss on extinguishment of debt, certain one-time costs related to the IPO, transaction-related expenses, gain on settlement of contingent liabilities, and certain other items that are not expected to recur in the future or that management does not view as reflective of the performance of the business. In addition to net loss, we use Adjusted EBITDA to evaluate our business, measure its performance, and make strategic decisions.

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

The table below presents Adjusted EBITDA, reconciled to net loss for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(94,198)	$(133,412)	$(283,193)	$(257,283)
Adjusted for:
Provision for income taxes	42	—	74	—
Interest income	(4,460)	(5,289)	(14,770)	(8,078)
Interest expense	1,637	3,955	7,036	17,145
Depreciation and amortization	13,627	6,447	44,389	14,363
Stock-based compensation expense	15,292	4,000	44,831	5,191
Change in fair value of warrant liability	(4,040)	42,150	269	47,257
Loss on extinguishment of debt	—	30,400	—	30,400
One-time costs related to the IPO(1)	—	3,792	—	8,012
Transaction-related expenses	2,587	1,528	7,220	1,528
Gain on settlement of contingent liabilities	—	—	(1,307)	—
Other(2)	(14)	97	1	97
Adjusted EBITDA	$(69,527)	$(46,332)	$(195,450)	$(141,368)

(1) Represents costs incurred related to the IPO that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be netted against the gross proceeds of the offering and that are not expected to recur in the future.

(2) Other includes (gain) loss on foreign exchange and executive severance.

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

The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Free Cash Flow:

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash used in operating activities	$(213,810)	$(137,665)
Purchases of property and equipment and internal-use software	(56,648)	(20,757)
Free Cash Flow	$(270,458)	$(158,422)

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

Our expected primary uses of cash on a short- and long-term basis are for working capital requirements, capital expenditures, R&D, debt service requirements, and other general corporate purposes. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll, which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects.

Our working capital position was in a surplus as of September 30, 2026, in which our current assets exceeded our current liabilities. We often make advanced payments to suppliers for goods or services that have not yet been received that are recorded as current or non-current assets depending on whether they are expected to be settled within a year. Additionally our current deferred revenue totaled $171.2 million as of September 30, 2026. This is primarily due to the timing and nature of our deferred revenue where advanced payments and billings in excess of revenues recognized are recorded as deferred revenue and recognized into revenue as we satisfy the underlying performance obligation. Due to the nature of our supplier and customer contracts as well as the timing of payments, we expect to continue to fluctuate between a surplus and a deficit of net working capital.

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

Our cash and cash equivalents, and short-term investments amounted to $534.7 million, and our financial debt amounted to $25.1 million as of September 30, 2026. The Revolving Credit Facility was undrawn as of September 30, 2026. We have a limited history of operations and have incurred negative cash flows from operating activities and losses from operations in the past as reflected in our accumulated deficit of $1.3 billion as of September 30, 2026. We believe that our cash and cash equivalents, and short-term investments, in addition to our available Revolving Credit Facility, will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to raise additional capital and, over time, our ability to generate positive cash flows from operations. Further, our liquidity is affected by government budget and spending levels, and if a future prolonged government shutdown occurs, we could be at risk of reduced orders, program cancellations, and other disruptions and nonpayment.

Registered Equity Offering

On June 1, 2026, we completed an underwritten primary offering of 4.0 million shares of our common stock at a price of $48.00 per share. In addition, entities affiliated with AE Industrial Partners, an existing stockholder, completed a secondary offering of 8.0 million shares. We received total net proceeds of $181.6 million after deducting underwriting discounts and commissions of $7.9 million and other offering expenses of $2.6 million. We did not receive any proceeds from the secondary offering of shares.

Debt

Prior Credit Agreement

On July 17, 2023, we entered into a credit agreement (as further amended from time to time, the “Prior Credit Agreement”) with various lenders and U.S. Bank Trust Company, N.A. in its capacity as collateral agent for the lenders. The Prior Credit Agreement provided term loan commitments in the aggregate principal amount of $136.1 million. The Prior Credit Agreement consisted of a term loan commitment of $103.5 million (“Term A Loans”) and a term loan commitment of $32.6 million (“Term B Loans” and, together with the Term A Loans, the “Term Loan Facility”). Borrowings under the Term Loan Facility bore interest at a fixed rate on the unpaid principal amount thereof of 13.875%, provided that the fixed rate for the Term B Loans would increase to 19.135% in July 2026.

On August 8, 2025, we used a portion of the net proceeds from the IPO to repay all of the borrowings under the Prior Credit Agreement, together with the specified prepayment premium of $11.4 million and accrued interest.

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

The Revolving Credit Facility matures on August 8, 2028. Prior to giving effect to the April 3, 2026 amendments, the loans under the Revolving Credit Facility bore interest at a variable rate per annum equal to, at our option, either (a) term SOFR plus a 3.00% spread or (b) an alternative base rate (as set forth in the New Credit Agreement) plus a 2.00% spread. A commitment fee of 0.375% per annum is applied on the unused commitments under the Revolving Credit Facility. After giving effect to such amendment, the loans under the Revolving Credit Facility bear interest at a variable rate per annum equal to, at our option, either (a) term SOFR plus a 3.25% spread or (b) an alternative base rate (as set forth in the New Credit Agreement) plus a 2.25% spread.

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

Borrowings under the Revolving Credit Facility may vary significantly from time to time depending on our cash needs at any given time. As of September 30, 2026, the Revolving Credit Facility was undrawn, and it continues to remain undrawn as of the date of this report.

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

On July 10, 2025, our Board of Directors declared a dividend (the “Preferred Stock Dividend”) payable in shares of our common stock in respect of all accrued and unpaid dividends on our outstanding shares of Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock held as of July 11, 2025. We paid the Preferred Stock Dividend on July 16, 2025, upon receipt of consents that were required from certain third parties, and issued approximately 3.3 million shares of common stock to the then-existing holders of our Series C, Series D-1, Series D-2, and Series D-3 Preferred Stock.

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

Cash Flows

The following table summarizes our cash flows, for the periods indicated:

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Net cash used in operating activities	$(213,810)	$(137,665)	$(76,145)	(55%)
Net cash used in investing activities	$(85,339)	$(20,757)	$(64,582)	(311%)
Net cash (used in) provided by financing activities	$(84,532)	$1,016,855	$(1,101,387)	(108%)

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $76.1 million, or 55%, to $213.8 million for the nine months ended September 30, 2026 from $137.7 million for the nine months ended September 30, 2025. Net loss, exclusive of non-cash items, increased by $41.1 million in the current period. This was primarily due to increases in labor and contractor costs, purchases of materials used in the manufacturing and development of our products, and general corporate expenses. In addition, net working capital used in operating activities increased by $35.0 million, which was primarily driven by the timing and recognition of prepaid launch services. Depending on the volume of work performed and the various stages of completion of our projects, our working capital balances will fluctuate throughout the year due to the timing of cash payments and cash receipts.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $64.6 million, or 311%, to $85.3 million during the nine months ended September 30, 2026 compared to $20.8 million during the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, net cash used by investing activities primarily consisted of $56.6 million in outflows paid for investments in our property and equipment infrastructure and internal-use software and $25.0 million in net outflows related to the purchase of, and proceeds from, short-term investments as part of our treasury management strategy.

During the nine months ended September 30, 2025, net cash used by investing activities consisted of $20.8 million in purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash provided by financing activities decreased by $1.1 billion, or 108%, to an outflow of $84.5 million for the nine months ended September 30, 2026 compared to an inflow of $1.0 billion for the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, net cash used in financing activities primarily consisted of $260.0 million to repay the aggregate principal amount then drawn under the Revolving Credit Facility, offset by $181.5 million in net proceeds received from our underwritten primary offering of common stock.

During the nine months ended September 30, 2025, net cash provided by financing activities primarily consisted of $943.7 million of proceeds from the IPO and $235.5 million of proceeds from the issuance of convertible preferred stock. This was offset by $131.5 million for the repayment of the Term Loans.

Contractual Obligations and Commitments

Lease Commitments

We lease buildings, launch sites, office facilities, machinery, and computer equipment. These leases are classified as operating or financing leases with various expiration dates through 2042. Our total remaining lease obligations as of September 30, 2026 were $47.1 million, with $5.5 million due in less than one year. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our lease commitments.

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

Management’s estimates of total costs to be incurred and variable consideration to be earned are highly subjective and dependent on our past experience and operations. Given our limited history of operations, our rapid development and commercialization of new products, as well as its continued focus on improving and refining its manufacturing processes, these estimates are inherently subject to a high degree of estimation uncertainty and may fluctuate significantly from period to period.

Business Combinations

We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business are recorded at their estimated fair value as of the date that we obtain control of the acquired business. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Acquisition-related expenses are expensed as incurred.

Several valuation methods may be used to determine the fair value of the assets acquired and liabilities assumed. For intangible assets, we typically use a method that is a form of variation of the income approach, whereby a forecast of future cash flows attributable to the asset is discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s expected useful life. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. During the measurement period of up to one year from the acquisition date, based on new information obtained that relates to the facts and circumstances that existed as of the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with corresponding offset to goodwill. We record adjustments identified, if any, subsequent to the end of the measurement period in our consolidated statements of net loss and comprehensive loss.

Warrants

Our warrants are liability-classified on the consolidated balance sheets and, therefore, are recorded at fair value at each reporting period. Following the IPO, we determined the fair value of the warrant liability based on a Black-Scholes option-pricing valuation model and classified the warrants as Level 2. The most significant estimate in the Black-Scholes model is the derived volatility due to the short trading history of our shares. Prior to our IPO, the Level 3 significant unobservable inputs used in the fair value measurement of our warrant liability were volatility, term, discount for lack of marketability and probability weighting based on different scenarios including change of control, IPO, and default.

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

When testing goodwill for impairment, we first perform a qualitative assessment. If we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a one-step impairment test is required. If we determine it is not more likely than not a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. To identify whether a potential impairment exists, we compare the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, then such balance would be recorded as an impairment loss. We performed our last annual impairment test as of October 1, 2025, and determined the fair value of our reporting units with goodwill substantially exceeded their carrying value. No triggering events were identified during the three months ended September 30, 2026 that would require an interim impairment assessment.

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

Interest Rate Risk

Although we did not have any fixed-rate debt outstanding as of September 30, 2026, we are exposed to interest rate risk primarily through our Revolving Credit Facility. As of September 30, 2026, there were no borrowings under the Revolving Credit Facility, however, we may draw upon loans under the Revolving Credit Facility in the future. Loans that we may draw under the Revolving Credit Facility currently bear interest at a variable rate per annum equal to, at our option, either (i) term SOFR plus a 3.25% spread or (ii) an alternative base rate (as set forth under the New Credit Agreement) plus a 2.25% spread.

Credit Risk

Credit risk arises primarily from receivables from our customers. Credit risk is managed through ongoing credit evaluations of our customers’ financial condition, taking into account the financial condition, current economic trends, analysis of historical bad debts, and aging of accounts receivable. Our maximum exposure to credit risk at the reporting date is primarily from accounts receivable, which amounted to $56.4 million and $46.1 million as of September 30, 2026 and December 31, 2025, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15(d)-15(f) of the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

This information set forth under “Note 12 – Commitments and Contingencies – Litigation and Claims” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth under “Note 19 – Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Insider Trading Arrangements

No directors or officers, as defined in Section 16 of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the fiscal quarter ended September 30, 2026.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1	Outside Director Compensation Policy (incorporated by reference to Exhibit 10.6 on the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Date: November 10, 2026	By:	/s/ Darren Ma
Chief Financial Officer
(Principal Financial Officer)